Form 10-Q
period 1995-03-31
MID AMERICA REALTY INVESTMENTS INC
filed 1995-05-15
CIK 805057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 1995
                                    -----------------------
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to

                       Commission File Number   1-9663
                                              -----------

                      MID-AMERICA REALTY INVESTMENTS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                     47-0700007
- -------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

  11506 NICHOLAS STREET, SUITE 100, OMAHA, NE         68154
- ------------------------------------------------------------------------------
  (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)  (402) 496-3300
                                                    -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                       ---

At April 30, 1995, the registrant had 8,279,892 shares of common stock outstanding.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                                    FORM 10-Q


                                      INDEX

                                                                           Page
                                                                           ----
Part I.   Financial Information

          Item 1. Financial Statements (Unaudited)

                         Consolidated Balance Sheets
                          at March 31, 1995 and December 31, 1994.          3

                         Consolidated Statements of Operations
                          for the Three Months Ended March 31,
                          1995 and 1994.                                    4

                         Consolidated Statements of Cash Flows
                          for the Three Months Ended March 31,
                          1995 and 1994.                                    5

                         Notes to Consolidated Financial Statements.        6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.                                               9

Part II.  Other Information                                                13

Signature Page                                                             14

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         (COLUMNAR DOLLARS IN THOUSANDS)

         ASSETS                          March 31, 1995        December 31, 1994
                                         --------------        -----------------
Cash                                      $   ----             $   ----
Accounts receivable, net of allowance
 of $197,000 and $161,000                     1,359                1,345
Notes receivable, net of allowance of
 $160,000                                       846                  866
Property:
 Land and land improvements                  36,819               36,812
 Buildings                                  109,502              109,356
 Equipment and fixtures                         559                  559
 Construction-in-progress                       730                  334
                                          ---------             --------
                                            147,610              147,061
 Less:  Accumulated depreciation            (20,891)             (19,800)
                                          ---------             --------
                                            126,719              127,261
Interest in Twin Oaks Centre, net of
 allowances of $4,886,000 and $4,900,000      3,008                2,953
Investment in Mid-America Bethal
 Limited Partnership                         16,209               16,367
Intangible assets, less accumulated
 amortization of $1,848,000 and $2,110,000    2,483                2,463
Other assets                                    441                  187
                                          ---------            ---------

                                          $ 151,065            $ 151,442
                                          ---------            ---------
                                          ---------            ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable              $  63,944             $  63,486
Accrued liabilities                          1,241                 1,143
                                         ---------             ---------
     Total Liabilities                      65,185                64,629

Commitments and Contingencies

Shareholders' Equity:
 Common stock, $.01 par value; authorized
     25,000,000 shares; issued and
     outstanding 8,279,892 shares               83                    83
 Capital in excess of par value            119,677               119,677
 Distributions in excess of net income     (33,880)              (32,947)
                                          ---------            ---------
     Total Shareholders' Equity             85,880                86,813
                                          --------             ---------

                                          $151,065              $151,442
                                          --------             ---------
                                          --------             ---------

            MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (COLUMNAR DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                Three Months Ended March 31,
                                             ---------------------------------
                                                1995                   1994
                                             ----------             ----------
REVENUES:
 Rental income                               $    4,130             $    3,875
 Reimbursement income                             1,247                  1,128
 Property management income                          53                     68
 Other income                                       163                    213
                                             ----------             ----------

 Total Revenues                                   5,593                  5,284

EXPENSES:
 Real estate taxes                                  703                    691
 Other property costs                               858                    939
 Interest expense                                 1,449                  1,311
 Administrative expenses                            474                    406
 Property management expenses                       237                    276
 Depreciation and amortization                    1,225                  1,316
                                             ----------             ----------
 Total Expenses                                   4,946                  4,939
                                             ----------             ----------

Income Before Equity in
 Earnings of Mid-America Bethal
 Limited Partnership                                647                    345

Equity in Earnings of Mid-America Bethal
   Limited Partnership                              242                    230
                                             ----------             ----------
NET INCOME                                   $      889             $      575
                                             ----------             ----------
                                             ----------             ----------

Weighted Average Shares
 Outstanding During Period                    8,279,892              8,280,212
                                             ----------             ----------
                                             ----------             ----------

NET INCOME PER SHARE                         $      .11             $      .07
                                             ----------             ----------
                                             ----------             ----------




               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (Columnar Dollars in Thousands)

                                              Three Months Ended March 31,
                                             -----------------------------
                                                1995               1994
                                             ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                  $      889         $      575

 Adjustments:
     Depreciation and amortization                1,225              1,316
     Investment in Mid-America Bethal
       Limited Partnership:
      Equity in earnings                           (242)              (230)
      Distributions received                        400             ----
     Increase in related liabilities                 97                231
     Increase in related assets                    (267)              (141)
     Other                                       ----                   33
                                             ----------         ----------
Net Cash Flows From Operating Activities          2,102              1,784

CASH FLOWS FROM INVESTING ACTIVITIES:
 Principal repayments of notes receivable            20                 13
 Interest in Twin Oaks Centre                       (54)              (115)
 Payments from Valley Park Centre                ----                  101
 Additions to property:
     Purchase of new properties                  ----              (12,985)
     Renovation and expansion projects             (480)              (403)
     Tenant improvements                           (101)            ----
 Payments from Yield Maintenance Agreement           31             ----
 Cash paid for leasing fees                         (29)               (56)
 Cash paid for loan fees and other assets          (126)            ----
                                             ----------          ---------
 Net Cash Flows From Investing Activities          (739)           (13,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (payments) on short-term debt, net     (7,395)            13,516
 Proceeds of mortgages payable                    8,000             ----
 Scheduled principal payments on mortgages         (146)              (121)
 Dividends paid                                  (1,822)            (1,822)
                                             ----------         ----------
 Net Cash Flows From Financing Activities        (1,363)            11,573
                                             ----------         ----------

NET CHANGE IN CASH                               ----                  (88)

CASH, BEGINNING OF PERIOD                        ----                  182
                                             ----------         ----------

CASH, END OF PERIOD                          $   ----           $       94
                                             ----------         ----------
                                             ----------         ----------



                      MID-AMERICA REALTY INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                   (UNAUDITED)
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

A.   BASIS OF CONSOLIDATION AND PRESENTATION:

     The unaudited consolidated financial statements are prepared on an accrual basis and include the accounts of Mid-America Realty Investments, Inc. (the "Company") and its wholly-owned subsidiary, Mid- America Centers Corp. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1994 Annual Report on Form 10-K for the year ended December 31, 1994.

     The information furnished herein reflects all adjustments, which consist of normal recurring accruals, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

     All material intercompany transactions and profits have been eliminated in consolidation. Certain reclassifications have been made to the 1994 financial statements to conform to those classifications used in 1995.

     Net income per share was determined by dividing net income for the periods presented by the weighted average number of shares of common stock outstanding for the period.

B. INVESTMENT IN MID-AMERICA BETHAL:

     Mid-America Bethal Limited Partnership ("Mid-America Bethal") was formed on June 1, 1989 by the Company and a European investor. The Company has a 50% interest in Mid-America Bethal and is the managing general partner. The European investor has a 50% interest and is the limited partner.

     Summarized financial information on Mid-America Bethal is as follows:

                                             March 31, 1995  December 31, 1994
                                             --------------  -----------------
     BALANCE SHEETS:
       Assets:
          Cash                                  $    813        $    829
          Property, net of depreciation of
           $5,462,000 and $5,188,000              30,644          30,918
          Other Assets                               568             561
                                                --------        --------
                                                $ 32,025        $ 32,308
                                                --------        --------
                                                --------        --------

       Liabilities and Partners' Capital:
          Accounts payable and other
           liabilities                          $     67        $     33
          Partners' capital                       31,958          32,275
                                                --------        --------
                                                $ 32,025        $ 32,308
                                                --------        --------
                                                --------        --------



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      1995                1994
                                                    --------            --------
     STATEMENTS OF OPERATIONS:
     Total Revenues                                 $  1,096            $  1,062
                                                    --------            --------
                                                    --------             -------
     Net Income                                     $    484            $    460
                                                    --------            --------
                                                    --------            --------

     EQUITY IN EARNINGS OF MID-AMERICA
      BETHAL RECORDED BY THE COMPANY                $    242            $    230
                                                    --------            --------
                                                    --------            --------


C.   MORTGAGES AND NOTES PAYABLE:

     Mortgages and notes payable are comprised of the following:


                                              March 31, 1995     December 31, 1994
                                              --------------     -----------------
     Mortgages Payable                          $ 54,373             $ 46,516
     Working Capital Line of Credit
      ($5,000,000 available at prime plus
      1/2% due July 1995)                            299                  138
     Acquisitions Line of Credit
      ($15,000,000 available at prime plus
      1/2% due July 1995)                           ----                4,056
     Acquisitions Line of Credit
      ($15,000,000 available at prime plus
      1/2% due July 1995)                          9,250               12,750
     Other                                            22                   26
                                                 -------              -------
                                                 $63,944              $63,486
                                                 -------              -------
                                                 -------              -------


     During the three months ended March 31, 1995, the Company finalized an $8,000,000, 9.2% fixed rate mortgage loan on the Southport Centre. The net proceeds were primarily used to repay adjustable rate acquisition line debt. The Company also secured a commitment for $6,500,000 of 9.08% fixed rate mortgage financing on the Edgewood Shopping Centers which currently secure a $5,000,000 adjustable rate mortgage loan. Both the $8,000,000 loan and the prospective $6,500,000 loan have seven-year terms requiring interest only payments for the first five years, with subsequent payments based upon a 25-year amortization.

D. COMMITMENTS AND CONTINGENCIES:

     In 1992, the Company entered into a Yield Maintenance Agreement (as amended, the "YMA") with parties formerly related to the Company. Under the YMA, the formerly related parties guarantee a 10% return from June 1, 1992 to December 31, 1996, calculated on a quarterly basis, to the Company based upon the amount of the Company's "Investment Base" (as defined in the YMA) for five specific properties (listed below) purchased from the formerly related parties. If the cash flow (as defined in the YMA) of the properties after debt service on a quarterly basis does not exceed the required 10% return, the difference (defined as the "Arrearage" in the YMA) is owed to the Company by the formerly related parties. The formerly related parties have the option of paying the Arrearage in cash every quarter or having it added to the "Investment Base."

     Under the YMA, the market value of these properties will be determined as of December 31, 1996. The determined market value will be based on a 10.25% capitalization rate applied to "net operating income" (as defined in the YMA) for the year ended December 31, 1996. If the determined market value of the properties is different than the Company's "adjusted Acquisition Cost" (as defined in the YMA), the difference will be paid by or owed to the Company, subject to certain limits as defined in the YMA.

     The obligations of the formerly related parties under the YMA relative to Lakewood Mall, Kimberly West and Twin Oaks Centre are limited to $2,300,000 and are secured by a promissory note in the principal amount of $2,300,000. This promissory note is personally guaranteed by the formerly related parties and is collateralized by specific tangible collateral.

     The obligations of the formerly related parties under the YMA relative to Moorland Square and Fairacres Shopping Center are limited to $500,000 and are secured by a promissory note in the principal amount of $500,000. This promissory note is personally guaranteed by the formerly related parties.

     Under the YMA, the Company has an assignment of a 50% interest in Kearney Mall Associates, Ltd., Limited Partnership ("Kearney Mall Associates"), whose limited partners were formerly related to the Company, which owns Hilltop Mall in Kearney, Nebraska. From the operations of Hilltop Mall for the three months ended March 31, 1995, the Company received $31,000, which was applied to reduce the book value of the related properties. Cumulative amounts received under this assignment totaled $232,000 through March 31, 1995 and reduce the guaranteed limits described above.

     At March 31, 1995, accumulated YMA arrearages (which are not reflected in the consolidated financial statements) exceeded the guaranteed limits.

E. SUBSEQUENT EVENT

     On April 19, 1995, the Company entered into a settlement agreement with the Twin Oaks Centre Limited Partnership (the "Partnership"). The Partnership was in default on a mortgage loan to the Company. Pursuant to the settlement, the Company took ownership of the underlying collateral which consisted of the Twin Oaks Centre and tax increment financing bonds payable from incremental sales and real estate taxes generated by the shopping center and adjacent properties. Certain limited partners had initiated litigation against the Company which was dismissed as a part of the settlement.

     The Twin Oaks Centre is a 95,000 square foot neighborhood shopping center in Silvis, Illinois. At March 31, 1995, the Twin Oaks Centre was 86% leased and 73% occupied. Walgreens vacated in the second quarter of 1994 but continues to pay annual rent of $119,000. For the three months ended March 31, 1995, Twin Oaks Centre's total revenues and expenses (excluding depreciation and interest on related debt) were approximately $154,000 and $35,000, respectively.

     As a result of the acquisition of the Twin Oaks Centre, and the assumption of a $3,000,000 first mortgage, the Company's total assets and liabilities will each increase by approximately $3,000,000 during the second quarter of 1995.

     A portion of previously recorded book losses associated with the Company's investment in Twin Oaks Centre have not been utilized for income tax purposes. As a result of the settlement, these losses are expected to effect the taxation of dividends paid during 1995 by increasing the return of capital portion and decreasing the ordinary income portion.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of funds are (i) cash generated from operations which includes distributions from Mid-America Bethal, (ii) borrowings, (iii) sales of real estate, and (iv) principal repayments on notes receivable. Management anticipates that these sources will provide the necessary funds for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and dividends to shareholders in accordance with REIT requirements, during the next twelve months. Management also believes that it has capital, and the access to capital resources, sufficient to expand and develop its business in accordance with its strategy for growth. In general, the Company intends to acquire and finance additional real estate properties and investments, to the extent possible, in such a manner as to maintain the ability to make regular distributions to shareholders. However, the future issuance of debt or equity securities by the Company or the acquisition of new properties or investments could affect the yield to shareholders.

At March 31, 1995, the Company had invested approximately 97% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal and interest in Twin Oaks Centre. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

At March 31, 1995, the Company had a debt-to-equity ratio of .74 to 1, compared to .73 to 1 at December 31, 1994, based upon the ratio of mortgages and notes payable to total shareholders' equity. The Company's ratio of debt to total market capitalization was 52% at March 31, 1995 and 51% at December 31, 1994.

During the three months ended March 31, 1995, the Company finalized an $8,000,000, 9.2% fixed rate mortgage loan on the Southport Centre. The net proceeds were primarily used to repay adjustable rate acquisition line debt. The Company also secured a commitment for $6,500,000 of 9.08% fixed rate mortgage financing on the Edgewood Shopping Centers which currently secure a $5,000,000 adjustable rate mortgage loan. Both the $8,000,000 loan and the prospective $6,500,000 loan have seven-year terms requiring interest only payments for the first five years, with subsequent payments based upon a 25-year amortization.

After giving effect to the comittment described in the preceeding paragraph, mortgages and revolving credit agreements of $23,286,000 will mature during 1995. Mortgages collateralized by the Cornhusker Plaza ($3,703,000 at 9.75%), Lakewood Mall ($7,732,000 at 8.50%), and Fairacres Shopping Center ($3,802,000 at 10.0%) are expected to be extended for two to seven year periods by the existing lenders. Revolving credit agreements which mature during 1995 are expected to be extended for one year at similar terms.

RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 1995 was $889,000 or $.11 per share compared to $575,000 or $.07 per share for the three months ended March 31, 1994, a dollar increase of $314,000 or 55%.

The increase in net income for the three months ended March 31, 1995 compared to the three months ended March 31, 1994 was primarily due to the following: an increase in total revenues of $309,000 and an increase of $12,000 in the Company's equity in earnings of Mid-America Bethal Limited Partnership. These improvements were offset by increases of $7,000 in total expenses.

RENTAL INCOME:

Rental income for the three months ended March 31, 1995 was $4,130,000 compared to $3,875,000 for the three months ended March 31, 1994, an increase of $255,000 or 7%. The increase was due primarily to an increase of $142,000 in percentage rents collected. The remainder of the increase reflects the effect of new leases and rent increases.

REIMBURSEMENT INCOME:

Reimbursement income for the three months ended March 31, 1995 was $1,247,000 compared to $1,128,000 for the three months ended March 31,1994, an increase of $119,000 or 11%. The increase was due primarily to one-time tenant charges of approximately $75,000 related to lease audits. The remainder of the increase reflects the effect of new leases.

PROPERTY MANAGEMENT INCOME:

Property management income, which primarily consists of lease and property management fees from properties managed for Mid-America Bethal, was $53,000 for the three months ended March 31, 1995 compared to $68,000 for the three months ended March 31, 1994, a decrease of $15,000 or 22%. The decrease is attributable to fewer new leases at properties owned by Mid-America Bethal during the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

OTHER INCOME:

Other income for the three months ended March 31, 1995 was $163,000 compared to $213,000 for the three months ended March 31, 1994, a decrease of $50,000 or 23%. The decrease is primarily attributable to a decrease in interest income related to the Company's interest in Twin Oaks Centre and notes receivable.

OTHER PROPERTY COSTS:

Other property costs for the three months ended March, 31, 1995 were $858,000 compared to $939,000 for the three months ended March 31, 1994, a decrease of $81,000 or 9%. The decrease is primarily attributable to a reduction in weather related costs (snow removal, utilities, etc.), and a reduction in property personnel during the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

INTEREST EXPENSE:

Interest expense for the three months ended March 31, 1995 was $1,449,000 compared to $1,311,000 for the three months ended March 31, 1994, an increase of $138,000 or 11%. The Company's average total debt was $63,715,000 during the three months ended March 31, 1995 compared to $64,940,000 during the three months ended March 31, 1994. This positive change in average total debt was offset by an increase in the Company's weighted average cost of funds to 9.2% during the first three months of 1995 compared to 8.1% during the same period of 1994.

ADMINISTRATIVE EXPENSES:

Administrative expenses for the three months ended March 31, 1995 were $474,000 compared to $406,000 for the three months ended March 31, 1994, an increase of $68,000 or 17%. The increase relates primarily to increased professional fees and general compensation increases.

PROPERTY MANAGEMENT EXPENSES:

Property management expenses for the three months ended March 31, 1995 were $237,000 compared to $276,000 for the three months ended March 31, 1994, a decrease of $39,000 or 14%. The decrease is primarily attributable to a reduction in property management administrative personnel.

FUNDS FROM OPERATIONS:

Management considers Funds from Operations to be the most appropriate measure of the performance of an equity real estate investment trust ("REIT"). The Company defines Funds From Operations as net income before gains/losses from property sales adjusted for non-cash items in the income statement, such as depreciation and amortization. Funds from Operations is a supplemental measure of performance that does not replace net income (loss) as a measure of performance or net cash provided by operating activities as a measure of liquidity.

Funds From Operations were $2,232,000 or $.27 per share for the three months ended March 31, 1995 compared to $2,190,000 or $.26 per share for the three months ended March 31, 1994, an increase of $42,000 or 2%. The increase is primarily attributable to an increase in net income which was partially offset by a reduction in the equity in Funds From Operations from Valley Park Centre. The Company had a loan with Valley Park Limited Partnership which was accounted for as a real estate investment and was paid in full in the second quarter of 1994.

Funds From Operations is computed as follows:

                                                     Three Months Ended
                                                          March 31,
                                                   ---------------------
                                                    1995           1994
                                                   ---------------------
                                            (In Thousands Except Per Share Data)
Net Income                                         $  889         $  575
Accruals for "straight-line" rents                    (28)         ----
Depreciation and Amortization (1)                   1,225          1,318
Investment in Mid-America Bethal:
  Equity in Earnings                                 (242)          (230)
  Equity in Funds From Operations (2)                 388            373
Investment in Valley Park Centre:
  Equity in Loss                                     ----             53
  Equity in Funds from Operations                    ----            101
                                                   ------        -------

Funds From Operations                              $2,232         $2,190
                                                   ------         ------
                                                   ------         ------

Funds From Operations Per Share                    $  .27         $  .26
                                                   ------         ------
                                                   ------         ------


- ----------------------

(1) Depreciation and Amortization for the three months ended March 31, 1995 consisted of real property depreciation of $1,073,000, other depreciation of $18,000, lease fee amortization of $74,000, loan fee amortization of $56,000 and intangible amortization of $4,000. Repairs and maintenance expensed as "Property Costs" during the three months ended March 31, 1995 totaled $84,000.

(2) Equity in Funds From Operations of Mid-America Bethal for the three months ended March 31, 1995 included real property depreciation of $271,000, other depreciation of $3,000 and lease fee amortization of $12,000.


The Funds From Operations reported above do not reflect recommendations contained in the Funds From Operations White Paper (the "FFO White Paper") recently adopted by the National Association of Real Estate Investment Trusts to standardize financial reporting by real estate investment trusts. Had the Company adopted the recommendations prescribed in the FFO White Paper (which is suggested for reporting periods beginning after January 1, 1996), Funds From Operations for the three months ended March 31, 1995 and 1994 would have been approximately $.01 per share lower than reported.

Tenant and Leasing Information:

The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal Limited Partnership:


                                                                      (Square Footage in Thousands)

                                       Gross Leaseable Area                Leased Space(1)                     Leased %
                                   ----------------------------     ----------------------------    ----------------------------
                                    3/31/95  12/31/94   3/31/94      3/31/95  12/31/94   3/31/94    3/31/95   12/31/94   3/31/94
                                   --------  --------  --------     --------  --------  --------    --------  --------  --------
Mid-America Realty
Investments, Inc.:
 Neighborhood shopping centers     1,705     1,696     1,683        1,645     1,641     1,614          97%       97%       96%
 Enclosed malls                      863       863       847          796       796       758          97%       92%       89%
                                   -----     -----     -----        -----     -----     -----          ---       ---       ---
                                   2,568     2,559     2,530        2,441     2,437     2,372          95%       95%       94%
Mid-America Bethal L.P. (2)          538       538       538          497       495       480          92%       92%       89%
                                   -----     -----     -----        -----     -----     -----          ---       ---       ---
                                   3,106     3,097     3,068        2,938     2,932     2,852          95%       95%       93%
                                   -----     -----     -----        -----     -----     -----          ---       ---       ---
                                   -----     -----     -----        -----     -----     -----          ---       ---       ---


- --------------------------------
(1) Leased space represents the percentage of gross leasable area which is leased to third-party tenants. Average leased space at Company-owned properties was 95% during the three months ended March 31, 1995 compared to 93% during the three months ended March 31, 1994.

(2) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire partnership.


Fitchburg Ridge Shopping Center, which was acquired in August 1994, has 50,000 square feet of leasable area and is 100% leased at March 31, 1995. Village Square, which was sold in December 1994, had 71,000 square feet of leasable area of which 86% was leased.

PART II.  OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders

               The annual meeting of shareholders of the Company was held on April 26, 1995. The shareholders elected five directors, approved the Company's 1995 Stock Plan, and ratified the appointment of the independent accountants for 1995. The voting on each proposal is set forth below:

1.   ELECTION OF DIRECTORS:

                                         FOR       WITHHELD
                                      ---------    --------
     Jerome L. Heinrichs              7,210,938     296,406
     Daniel A. Burkhardt              7,210,471     296,873
     E. Stanley Kroenke               7,211,192     296,152
     Michael F. Lawler                7,207,058     299,286
     John L. Maginn                   7,211,232     296,112


2.  APPROVAL OF THE COMPANY'S 1995 STOCK PLAN:

                 FOR       6,803,941
                 AGAINST     592,811
                 WITHHELD    110,592

3.   RATIFICATION OF INDEPENDENT ACCOUNTANTS:

                 FOR       7,416,853
                 AGAINST      42,624
                 WITHHELD     47,867


Item 5.   Exhibits and Reports on Form 8-K

     A.   Exhibits

          10.1 Settlement Agreement dated April 19, 1995 among, inter alia, Twin Oaks Centre Limited Partnership and Mid-America Realty Investments, Inc.

          10.2  First Amendment to Yield Maintenance Agreement dated April 19,
                1995

          10.3  Mid-America Realty 1995 Stock Plan

          27    Financial Data Schedule

     B.   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-America Realty Investments, Inc.


/s/  Jerome L. Heinrichs                          Date:     May 8 , 1995
- ------------------------------                              ------------
Jerome L. Heinrichs,
  Chief Executive Officer



/s/  Dennis G. Gethmann                           Date:     May 8 , 1995
- ------------------------------                              ------------
Dennis G. Gethmann
  President and Principal Financial Officer

                               EXHIBIT INDEX


EXHIBIT                   DESCRIPTION                                    PAGE
- -------                   -----------                                    ----
  10.1     Settlement Agreement dated April 19, 1995 among,
           inter alia, Twin Oaks Centre Limited Partnership
           and Mid-America Realty Investments, Inc . . . . . . . . . .    16

  10.2     First Amendment to Yield Maintenance Agreement
           dated April 19, 1995  . . . . . . . . . . . . . . . . . . .    26

  10.3     Mid-America Realty 1995 Stock Plan. . . . . . . . . . . . .    34

  27       Financial Data Schedule . . . . . . . . . . . . . . . . . .    43