Form 10-Q
period 1995-06-30
MID AMERICA REALTY INVESTMENTS INC
filed 1995-08-14
CIK 805057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1995
                                   -------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   -----------  -----------

                         COMMISSION FILE NUMBER   1-9663
                                                ------------

                      Mid-America Realty Investments, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                47-0700007
--------------------------------------------------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification Number)

 11506 Nicholas Street, Suite 100, Omaha, NE           68154
--------------------------------------------------------------------------------
 (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)        (402) 496-3300
                                                       -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---

At July 31, 1995, the registrant had 8,279,892 shares of common stock outstanding.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                                    FORM 10-Q


                                      INDEX

                                                                            PAGE
Part I.  Financial Information

            Item 1. Financial Statements

                         Consolidated Balance Sheets
                          at June 30, 1995 and December 31, 1994.            3

                         Consolidated Statements of Operations
                          for the Three and Six Months Ended June 30,
                          1995 and 1994.                                     4

                         Consolidated Statements of Cash Flows
                          for the Six Months Ended June 30,
                          1995 and 1994.                                     5

                         Notes to Consolidated Financial Statements.       6-9

            Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations.                                        10-14

Part II. Other Information                                                  15

Signatures                                                                  16

PART I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                        (Columnar Dollars in Thousands)


                                                              June 30, 1995     December 31, 1994
                                                              -------------     -----------------
     ASSETS
Cash                                                            $    ----           $    ----
Accounts receivables, net of allowances
  of $167,000 and $161,000                                          1,575               1,345
Notes receivable, net of allowance of
  $160,000                                                            823                 866
Property:
  Land and land improvements                                       37,896              36,812
  Buildings                                                       112,941             109,356
  Equipment and fixtures                                              559                 559
  Construction-in-progress                                            804                 334
                                                                ---------           ---------
                                                                  152,200             147,061
  Less: Accumulated depreciation                                  (21,994)            (19,800)
                                                                ---------           ---------
                                                                  130,206             127,261
Interest in Twin Oaks Centre, net of loss reserves of
  $0 and $4,900,000                                                  ----               2,953
Investment in Mid-America Bethal Limited Partnership               15,804              16,367
Intangible assets, less accumulated
  amortization of $2,301,000 and $2,110,000                         2,159               2,463
Other assets                                                        2,919                 187
                                                                ---------           ---------

                                                                $ 153,486           $ 151,442
                                                                ---------           ---------
                                                                ---------           ---------

       LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable                                     $  67,076           $  63,486
Accrued liabilities                                                 1,507               1,143
                                                                ---------           ---------
     Total Liabilities                                             68,583              64,629

Commitment and Contingencies

Shareholders' Equity
  Common stock, $.01 par value; 25,000,000 shares authorized;
     8,279,892 shares issued and outstanding                           83                  83
  Capital in excess of par value                                  119,677             119,677
  Distributions in excess of net income                           (34,857)            (32,947)
                                                                ---------           ---------
     Total Shareholders' Equity                                    84,903              86,813
                                                                ---------           ---------

                                                                $ 153,486           $ 151,442
                                                                ---------           ---------
                                                                ---------           ---------


See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
             (Columnar Dollars in Thousands Except Per Share Data)

                                                                   Three Months Ended        Six Months Ended
                                                                   ------------------        ----------------
                                                                         June 30,                 June 30,
                                                                         --------                 --------
                                                                   1995          1994       1995          1994
                                                                   ----          ----       ----          ----
REVENUES:
    Rental income                                                 $ 4,092     $ 3,852      $ 8,223     $ 7,726
    Reimbursed expenses                                             1,191       1,104        2,438       2,232
    Property management and leasing income                             60          50          112         118
    Other income                                                      145         280          308         494
                                                                  -------     -------      -------     -------

    Total Revenues                                                  5,488       5,286       11,081      10,570

EXPENSES:
    Real estate taxes                                                 768         651        1,471       1,341
    Other property costs                                              940         904        1,797       1,844
    Interest expense                                                1,517       1,262        2,967       2,572
    Administrative expenses                                           287         332          761         738
    Property management and leasing expenses                          187         513          424         790
    Depreciation and amortization                                   1,288       1,227        2,513       2,543
    Provision for loss on interest in Twin Oaks Centre               ----       3,150         ----       3,150
                                                                  -------     -------      -------     -------

    Total Expenses                                                  4,987       8,039        9,933      12,978
                                                                  -------     -------      -------     -------

Income (Loss) Before Equity in Earnings of
    Mid-America Bethal Limited Partnership                            501      (2,753)       1,148      (2,408)

Equity in Earnings of Mid-America Bethal
    Limited Partnership                                               219         229          461         459
                                                                  -------     -------      -------     -------

INCOME (LOSS) FROM OPERATIONS                                         720      (2,524)       1,609      (1,949)

Gain on Sale of Real Estate                                           124      1,239           124       1,239
                                                                  -------     -------      -------     -------

NET INCOME (LOSS)                                                 $   844     $(1,285)     $ 1,733     $  (710)
                                                                  -------     -------      -------     -------
                                                                  -------     -------      -------     -------

Weighted Average Shares
    Outstanding During Period                                   8,279,892   8,280,212    8,279,892   8,280,212
                                                                ---------   ---------    ---------   ---------
                                                                ---------   ---------    ---------   ---------
NET INCOME (LOSS) PER SHARE                                       $   .10     $  (.16)     $   .21     $  (.09)
                                                                  -------     -------      -------     -------
                                                                  -------     -------      -------     -------



See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                  Six Months Ended June 30,
                                                                -----------------------------
                                                                   1995               1994
                                                                -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                             $   1,733           $    (710)
  Adjustments:
        Depreciation and amortization                               2,513               2,543
        Provision for loss on interest in Twin Oaks Centre           ----               3,150
        Investment in Mid-America Bethal
          Limited Partnership:
          Equity in earnings                                         (461)               (459)
          Distributions received                                      800                ----
        Gain on sale of real estate                                  (124)             (1,239)
        Increase (decrease) in related liabilities                    211                (727)
        Increase in related assets                                   (754)               (667)
        Other                                                        ----                  40
                                                                ---------           ---------
Net Cash Flows From Operating Activities                            3,918               1,931

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate                                   174               4,049
  Principal repayments of notes receivable                             42                ----
  Interest in Twin Oaks Centre                                       ----                (138)
  Payments from Valley Park Centre                                   ----                 122
  Additions to property:
        Purchase of new properties                                   ----             (12,985)
        Renovation and expansion projects                            (591)               (283)
        Tenant improvements                                          (244)               ----
  Payments from Yield Maintenance Agreement                            58                ----
  Cash paid for leasing fees                                         (108)                (94)
                                                                ---------           ---------
  Net Cash Flows From Investing Activities                           (669)             (9,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on short-term debt, net                      (4,936)             11,018
  Proceeds of mortgages payable                                    14,500                ----
  Scheduled principal payments on mortgages                        (9,008)               (121)
  Cash paid for loan fees                                            (162)               ----
  Dividends paid                                                   (3,643)             (3,643)
                                                                ---------           ---------
  Net Cash Flows From Financing Activities                         (3,249)              7,254
                                                                ---------           ---------

NET CHANGE IN CASH                                                   ----                (144)

CASH, BEGINNING OF PERIOD                                            ----                 182
                                                                ---------           ---------

CASH, END OF PERIOD                                             $    ----           $      38
                                                                ---------           ---------


See notes to consolidated financial statements.

                      MID-AMERICA REALTY INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

A.   BASIS OF CONSOLIDATION AND PRESENTATION:

     The unaudited consolidated financial statements are prepared on an accrual basis and include the accounts of Mid-America Realty Investments, Inc. (the "Company") and its wholly-owned subsidiary, Mid-America Centers Corp. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1994 Annual Report on Form 10-K for the year ended December 31, 1994.

     The information furnished herein reflects all adjustments, which consist of normal recurring accruals, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the six months ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

     All material intercompany transactions and profits have been eliminated in consolidation. Certain reclassifications have been made to the 1994 financial statements to conform to those classifications used in 1995.

     Net income per share was determined by dividing net income for the periods presented by the weighted average number of shares of common stock outstanding for the period.

B.   INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP:

     Mid-America Bethal Limited Partnership ("Mid-America Bethal") was formed on June 1, 1989 by the Company and a European investor. The Company has a 50% interest in Mid-America Bethal and is the managing general partner. The European investor has a 50% interest and is the limited partner.

     Summarized financial information on Mid-America Bethal is as follows:


                                             June 30, 1995  December 31, 1994
BALANCE SHEETS:
     Assets:
          Cash                                   $    706     $    829
          Property, net of depreciation of
            $5,736 and $5,188,000                  30,410       30,918
          Other assets                                562          561
                                                 --------     --------
                                                 $ 31,678     $ 32,308
                                                 --------     --------
                                                 --------     --------

     Liabilities and Partners' Capital:
          Accounts payable and other
            liabilities                          $     82     $     33
          Partners' capital                        31,596       32,275
                                                 --------     --------
                                                 $ 31,678     $ 32,308
                                                 --------     --------
                                                 --------     --------



                                              Six Months Ended June 30,
                                              -------------------------
                                                 1995             1994
                                                 ----             ----

     STATEMENTS OF OPERATIONS:
          Total Revenues                      $  2,140        $  1,062
                                              --------        --------
                                              --------        --------
          Net Income                          $    921        $    460
                                              --------        --------
                                              --------        --------


C.   TWIN OAKS CENTRE:

     On April 19, 1995, the Company entered into a settlement agreement (the "Settlement") with the Twin Oaks Centre Limited Partnership (the "Partnership"). The Partnership was in default on a mortgage loan to the Company. Pursuant to the Settlement, the Company took ownership of the underlying collateral which consisted of the Twin Oaks Centre (the "TOC") and tax increment financing bonds (the "TIF Bonds") payable from incremental sales and real estate taxes generated by the shopping center and adjacent properties. Certain limited partners had initiated litigation against the Company which was dismissed as a part of the settlement.

     The TOC is a 95,000 square foot neighborhood shopping center in Silvis, Illinois. At April 19, 1995 and June 30, 1995, the TOC was 86% leased and 73% occupied. Walgreens vacated in the second quarter of 1994 but continues to pay annual rent of $119,000.

     In conjunction with the Settlement, the Company transferred from "Interest in Twin Oaks Centre" on the Consolidated Balance Sheet, the estimated value of the TOC ($4,163,000) to "Property", the estimated value of the TIF Bonds ($2,000,000) to "Other Assets", and the balance of a first mortgage (the "TOC Loan"), which was assumed by the Company, to "Mortgages and Notes Payable". The TOC Loan had a balance of $3,033,000 on April 19, 1995.

     For the period from April 19, 1995 to June 30, 1995, the Twin Oaks Centre's total revenues and expenses, excluding interest on related debt, which are included in the accompanying Consolidated Statement of Operations, were $108,000 and $29,000, respectively.

     A portion of previously recorded book losses associated with the Company's investment in Twin Oaks Centre have not been utilized for income tax purposes. As a result of the Settlement, these losses are expected to effect the taxation of dividends paid during 1995 by increasing the return of capital portion and decreasing the ordinary income portion.

D.   MORTGAGES AND NOTES PAYABLE:

     Mortgages and notes payable are comprised of the following:

                                                                 June 30, 1995     December 31, 1994
                                                                 -------------     -----------------
     Mortgages Payable                                             $ 55,049            $ 46,516
     Working Capital Line of Credit
       ($5,000,000 available at prime plus 1/2% due July 1995)         ----                 138
     Acquisitions Line of Credit
       ($10,000,000 available at prime plus 1/2% due July 1995)       3,258               4,056
     Acquisitions Line of Credit
       ($15,000,000 available at prime plus 1/2% due July 1995)       8,750              12,750
     Other                                                               19                  26
                                                                 ----------        ------------
                                                                   $ 67,076            $ 63,486
                                                                 ----------        ------------
                                                                 ----------        ------------

During the six months ended June 30, 1995, the Company:

      i) finalized an $8,000,000, 9.2% fixed rate mortgage loan secured by the Southport Centre and a $6,500,000, 9.08% fixed rate mortgage loan secured by the Edgewood Shopping Centers. The net proceeds from these loans were primarily used to repay the maturing $5,000,000 adjustable rate mortgage loan secured by Phase I of the Edgewood Shopping Centers and to repay variable rate acquisition line debt. Both of these loans have seven-year terms requiring interest only payments for the first five years, with subsequent payments based upon a 25-year amortization; and

     ii) assumed the TOC Loan as described in note C to the unaudited consolidated financial statements. The TOC Loan requires monthly principal and interest payments of $28,000, based upon a fixed interest rate of 8.25% and a 15-year amortization, and matures in April 1996.
         At June 30, 1995, the TOC Loan had a balance of $3,034,000; and

    iii) repaid the maturing fixed rate mortgage loan secured by the Cornhusker Plaza primarily from proceeds of the $10,000,000 acquisitions line. The Cornhusker Plaza mortgage loan had a balance prior to being repaid of $3,697,000 and was priced at 9.75%.

Subsequent to June 30, 1995, the Company:

      i) repaid the maturing adjustable rate mortgage loan secured by the Fairacres Shopping Center primarily from proceeds of the $10,000,000 acquisitions line. The Fairacres Shopping Center mortgage loan had a balance prior to being repaid of $3,783,000 and was priced at 100 basis points over prime; and

     ii) renegotiated the terms of its revolving credit agreements. The $5,000,000 working capital and $10,000,000 acquisitions lines of credit were extended to July 1998 for an extension fee of $17,500. The $5,000,000 working capital line is priced at 200 basis points above the London International Banking Offering Rate (LIBOR), while the $10,000,000 acquisitions line is priced at 250 basis points above LIBOR. The interest rate on these two lines of the revolving credit agreement are fixed at 7-7/8% and 8-3/8% respectively until January 31, 1996. Both the $5,000,000 and $10,000,000 lines require an annual unused commitment fee of 25 basis points. The $15,000,000 acquisitions line of credit was extended until July 1997 with the interest rate remaining variable at 1/2% over the national prime; non-use fee of 25 basis points was eliminated.

E.       COMMITMENTS AND CONTINGENCIES:

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

         Under the YMA, the Company has an assignment of a 50% interest in Kearney Mall Associates, Ltd., Limited Partnership ("Kearney Mall Associates"), whose limited partners were formerly related to the Company, which owns Hilltop Mall in Kearney, Nebraska. From the operations of Hilltop Mall for the six months ended June 30, 1995, the Company received $58,000, which was applied to reduce the book value of the related properties. Cumulative amounts received under this assignment totaled $259,000 through June 30, 1995 and reduce the guaranteed limits described above.

         At June 30, 1995, accumulated YMA arrearages (which are not reflected in the consolidated financial statements) exceeded the guaranteed limits.

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

At June 30, 1995, the Company had invested approximately 95% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

At June 30, 1995, the Company had a debt-to-equity ratio of .79 to 1, compared to .73 to 1 at December 31, 1994, based upon the ratio of mortgages and notes payable to total shareholders' equity. The increase in the debt-to-equity ratio from December 31, 1994 resulted primarily from the assumption of the TOC Loan as described in note C to the unaudited consolidated financial statements. The Company's ratio of debt to total market capitalization was 50% at June 30, 1995 and 51% at December 31, 1994.

INVESTING ACTIVITIES

During the six months ended June 30, 1995, net cash flows used in investing activities were $669,000 which related primarily to costs associated with the Moorland Square expansion and tenant improvements. These costs were offset by proceeds from the sale of an outlot at the Fairacres Shopping Center, payments under the YMA and principal repayments on notes receivable.

The 10,000 square foot expansion at Moorland Square was completed in April 1995 at a total cost of approximately $750,000, including tenant improvements of $170,000. Cash paid for the Moorland Square expansion during the six months ended June 30, 1995 was $577,000.

During the six months ended June 30, 1995, cash paid for tenant improvements was $137,000, excluding tenant improvements related to the Moorland Square expansion. Cash paid for lease fees was $108,000. New leases for 36,000 square feet, excluding the Moorland Square expansion, were executed during the six months ended June 30, 1995.

FINANCING ACTIVITIES

During the six months ended June 30, 1995, net cash flows used in financing activities were $3,249,000 which related primarily to dividends paid of $3,643,000. This financing cost was offset by a net increase from December 31, 1994 in mortgages and notes payable, excluding the TOC Loan, of $556,000.

Cash dividends of $.22 per share were paid in the first and second quarters of 1995. A portion of the dividends paid in 1995 represent a return of capital, the exact amount of which will not be determined until January 1996. Previously recorded book losses associated with the Company's investment in Twin Oaks Centre have not been utilized for income tax purposes. As a result of the Settlement, as described in note C to the unaudited consolidated financial statements, these losses are expected to effect the taxation of dividends paid during 1995 by increasing the return of capital portion and decreasing the ordinary income portion.

For a description of certain mortgage refinancing and line of credit extensions during the fiscal year to date, see note D to the unaudited consolidated financial statements.

The 8.50% fixed rate mortgage loan collateralized by the Lakewood Mall matures in August 1995 and is expected to be extended for three years at similar rates by the existing lender. At July 31, 1995, the Lakewood Mall mortgage loan had a balance of $7,693,000.

RESULTS OF OPERATIONS:

Net income for the three months ended June 30, 1995 was $844,000 or $.10 per share compared to a loss of $1,285,000 or $.16 per share for the three months ended June 30, 1994. Net income for the six months ended June 30, 1995 was $1,733,000 or $.21 per share compared to a loss of $710,000 or $.09 per share for the six months ended June 30, 1994. The increase in both the three and six months ended June 30, 1995 compared to the three and six months ended June 30, 1994 is due primarily to the effect of the $3,150,000 provision for loss on Twin Oaks in the three months ended June 30, 1994. The improvements in net income were partially offset by a $1,115,000 decrease in Gain on Sale of Real Estate.

RENTAL INCOME:

Rental income for the six and three months ended June 30, 1995 was $8,223,000 and $4,092,000, respectively, compared to $7,726,000 and $3,852,000, respectively, for the six and three months ended June 30, 1994. The increase of $549,000 for the second quarter of 1995 compared to the second quarter of 1994 and $497,000 for the six months ended June 30, 1995 compared to the six months ended June 30, 1994 was due primarily to an increase of $142,000 in percentage rents collected. The remainder of the increase reflects the effect of new leases, rent increases, and the acquisitions of Fitchburg Ridge and Twin Oaks Centre which were not reflected in the June 1994 figures.

REIMBURSEMENT INCOME:

Reimbursement income for the six and three months ended June 30, 1995 was $2,438,000 and $1,191,000, respectively, compared to $2,232,000 and $1,104,000, respectively, for the six and three months ended June 30, 1994. The increase was due primarily to one-time tenant charges of approximately $75,000 related to lease audits. The remainder of the increase reflects the effect of new leases.

OTHER INCOME:

Other income for the six and three months ended June 30, 1995 was $308,000 and $145,000, respectively, compared to $494,000 and $280,000, respectively, for the six and three months ended June 30, 1994. The decrease is primarily attributable to a decrease in interest income related to the Company's interest in Twin Oaks Centre (and related TIF Bonds) and notes receivable.

OTHER PROPERTY COSTS:

Other property costs for the six months ended June 30, 1995 were $1,797,000 compared to $1,844,000 for the six months ended June 30, 1994, a decrease of $47,000 or 3%. The decrease is primarily attributable to a reduction in weather related costs (snow removal, utilities, etc.), and a reduction in property personnel during the six months ended June 30, 1995 compared to the six months ended June 30, 1994.

Other property costs for the three months ended June 30, 1995 were $940,000 compared to $904,000 for the three months ended June 30, 1994, an increase of $36,000 or 4%. The increase is primarily due to Fitchburg Ridge and Twin Oaks Centre operations not reflected in the second quarter 1994 figures.

INTEREST EXPENSE:

Interest expense for the six and three months ended June 30, 1995 was $2,967,000 and $1,517,000, respectively, compared to $2,572,000 and $1,262,000, respectively, for the six and three months ended June 30, 1994. The increase in both the three and six months ended June 30, 1995 compared to the three and six months ended June 30, 1994 is due primarily to an increase in average total debt and average cost of funds. The Company's average total debt was $64,836,000 during the six months ended June 30, 1995 compared to $64,226,000 during the six months ended June 30, 1994. In addition, the Company's weighted average cost of funds was 9.2% during the first six months of 1995 compared to 8.01% during the same period of 1994.

ADMINISTRATIVE EXPENSES:

Administrative expenses for the six months ended June 30, 1995 were $761,000 compared to $738,000 for the six and three months ended June 30, 1994, an increase of $23,000 or 3%. The increase relates primarily to increased professional fees and general compensation increases.

Administrative expenses for the three months ended June 30, 1995 were $287,000 compared to $332,000 for the three months ended June 30, 1994, a decrease of $45,000 or 14%. This decrease is primarily attributable to expenses related to the Company's name change expensed during the second quarter of 1994.

PROPERTY MANAGEMENT EXPENSES:

Property management expenses for the six and three months ended June 30, 1995 were $424,000 and $187,000, respectively, compared to $790,000 and $513,000, respectively, for the six and three months ended June 30, 1994. The decrease is primarily attributable to a reduction in property management administrative personnel.

FUNDS FROM OPERATIONS:

Management considers Funds from Operations to be the most appropriate measure of the performance of an equity real estate investment trust ("REIT"). The Company defines Funds From Operations as net income before gains/losses from property sales adjusted for non-cash items in the income statement, such as depreciation and amortization. Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Funds From Operations were $4,356,000 for the six months ended June 30, 1995 compared to $4,221,000 for the six months ended June 30, 1994, an increase of $135,000 or 3%. The increase is primarily attributable to an increase in net income which was partially offset by a reduction in the equity in the investment in Valley Park Centre. The Company had a loan with Valley Park Limited Partnership which was accounted for as a real estate investment and was paid in full in the second quarter of 1994.

Funds From Operations is computed as follows:

                                                            Six Months Ended       Three Months Ended
                                                                June 30,                June 30,
                                                            1995       1994         1995        1994
                                                          -------------------     --------------------
                                                              (In Thousands Except Per Share Data)

Net Income (Loss)                                         $ 1,733     $  (710)    $   844     $(1,285)


Accruals for "straight-line" rents                            (67)         (4)        (39)         (4)
Depreciation and Amortization (1)                           2,513       2,543       1,288       1,225
Provision for loss on interest in Twin Oaks Centre           ----       3,150        ----      (3,150)
Gain on sale of real estate                                  (124)     (1,239)       (124)     (1,239)
Investment in Mid-America Bethal:
    Equity in Earnings                                       (461)       (459)       (219)       (229)
    Equity in Funds From Operations (2)                       762         765         374         392
Investment in Valley Park Centre:
    Equity in Loss                                           ----          53        ----        ----
    Equity in Funds from Operations                          ----         122        ----          21
                                                          -------     -------     -------     -------

Funds From Operations                                     $ 4,356     $ 4,221     $ 2,124     $ 2,031
                                                          -------     -------     -------     -------
                                                          -------     -------     -------     -------

-------------------------

(1) Depreciation and Amortization for the six months ended June 30, 1995 consisted of real property depreciation of $2,157,000, other depreciation of $37,000, lease fee amortization of $152,000, loan fee amortization of $117,000 and intangible amortization of $50,000. Repairs and maintenance expensed as "Property Costs" during the six months ended June 30, 1995 totaled $313,000.

(2) Equity in Funds From Operations of Mid-America Bethal for the six months ended June 30, 1995 included real property depreciation of $530,000, other depreciation of $18,000 and lease fee amortization of $25,000.



The Funds From Operations reported above do not reflect recommendations contained in the Funds From Operations White Paper (the "FFO White Paper") recently adopted by the National Association of Real Estate Investment Trusts to standardize financial reporting by real estate investment trusts. Had the Company adopted the recommendations prescribed in the FFO White Paper (which is suggested for reporting periods beginning after January 1, 1996), Funds From Operations for the six months ended June 30, 1995 and 1994 would have been approximately $.02 per share lower than reported.

TENANT AND LEASING INFORMATION:

The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal Limited Partnership:

                                                                          (SQUARE FOOTAGE IN THOUSANDS)

                                              GROSS LEASEABLE AREA            LEASED SPACE (1)                    LEASED %
                                           --------------------------    --------------------------      --------------------------
                                           6/30/95  12/31/94  6/30/94    6/30/95  12/31/94  6/30/94      6/30/95  12/31/94  6/30/94
                                           -------  --------  -------    -------  --------  -------      -------  --------  -------
Mid-America Realty Investments, Inc.:
    Neighborhood shopping centers            1,800     1,696     1,683     1,731     1,641     1,614       96%      97%      96%
    Enclosed malls                             863       863       847       798       796       765       93%      92%      90%
                                           -------  --------   -------   -------  --------   -------       ---      ---      ---
                                             2,663     2,559     2,530     2,529     2,437     2,379       95%      95%      94%
Mid-America Bethal L.P. (2)                    538       538       538       499       495       480       93%      92%      89%
                                           -------  --------   -------   -------  --------   -------       ---      ---      ---
                                             3,201     3,097     3,068     3,028     2,932     2,859       95%      95%      93%
                                           -------  --------   -------   -------  --------   -------       ---      ---      ---
                                           -------  --------   -------   -------  --------   -------       ---      ---      ---

-------------------------

(1) Leased space represents the percentage of gross leasable area which is leased to third-party tenants. Average leased space at Company-owned properties was 95% during the six months ended June 30, 1995 compared to 94% during the six months ended June 30, 1994.

(2) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire partnership.


In April 1995, the Company completed a 10,000 square foot expansion at Moorland Square. At August 11, 1995, 100% of the expansion space is leased.

Fitchburg Ridge Shopping Center, which was acquired in August 1994, has 50,000 square feet of leasable area and is 100% leased at June 30, 1995. Village Square, which was sold in December 1994, had 71,000 square feet of leasable area of which 87% was leased.

PART II.  OTHER INFORMATION
Item 5.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.



/s/  Jerome L. Heinrichs           Date:          August 11, 1995
------------------------------           -------------------------------
Jerome L. Heinrichs,
  Chief Executive Officer



/s/  Dennis G. Gethmann            Date:          August 11, 1995
------------------------------           -------------------------------
Dennis G. Gethmann
  President and Principal Financial Officer