Form 10-K/A
period 1994-12-31
MID AMERICA REALTY INVESTMENTS INC
filed 1995-08-24
CIK 805057

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1994 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           ---------------------------

                         Commission file number  1-9663

                      MID-AMERICA REALTY INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

     MARYLAND                                     47-0700007
  (State of incorporation)    (I.R.S. Employee Identification No.)

            11506 NICHOLAS STREET, SUITE 100, OMAHA, NEBRASKA  68154
            (Address of principal executive offices)   (Zip Code)

                                 (402)  496-3300
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  COMMON STOCK, PAR VALUE $0.01 PER SHARE         NEW YORK STOCK EXCHANGE
     (Title of Each Class)              (Name of Exchange on which registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to Form 10-K.     [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes   X      No
                    -----       -----

The number of shares of common stock outstanding as of March 3, 1995 was 8,279,892 shares. The aggregate market value of the 8,279,892 shares of common stock held by non-affiliates on such date was $66,239,136.

The following documents are incorporated into this report by reference: a portion of the Company's proxy statement for its 1995 Annual Meeting of Shareholders ("1995 Proxy Statement") is incorporated by reference in Part III.
                                                                Total Pages:  52
                                                      Exhibit Index on Page:  49

                      MID-AMERICA REALTY INVESTMENTS, INC.

                         1994 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
Item 1.         Business . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2.         Properties . . . . . . . . . . . . . . . . . . . . . .     6
Item 3.         Legal Proceedings. . . . . . . . . . . . . . . . . . .     7
Item 4.         Submission of Matters to a Vote of Security Holders. .     7


                                     PART II

Item 5.         Market for the Company's Common Stock and Related
                    Shareholder Matters. . . . . . . . . . . . . . . .     8
Item 6.         Selected Financial Data. . . . . . . . . . . . . . . .     8
Item 7.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . .     9
Item 8.         Financial Statements and Supplementary Data. . . . . .     15
Item 9.         Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure. . . . . . . .     15

                                    PART III

Item 10.        Directors and Executive Officers of the Company. . . .     15
Item 11.        Executive Compensation . . . . . . . . . . . . . . . .     15
Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management . . . . . . . . . . . . . . . . . . . .     15
Item 13.        Certain Transactions and Relationships . . . . . . . .     15

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K . . . . . . . . . . . . . . . . . . . . .     15

                                     PART I


ITEM 1.   BUSINESS

GENERAL DESCRIPTION OF BUSINESS
     Mid-America Realty Investments, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") which owns, manages and operates income-producing commercial real estate, primarily enclosed malls and neighborhood shopping centers. The Company was incorporated under the laws of Maryland in October 1986. The Company owned at December 31, 1994 18 neighborhood shopping centers and four enclosed malls located in Nebraska, Iowa, South Dakota, Minnesota, Michigan, Wisconsin, Indiana, Arkansas, Georgia and Tennessee. Additionally, the Company is a 50% partner in Mid-America Bethal Limited Partnership ("Mid-America Bethal") which owns two neighborhood shopping centers and one enclosed mall. Most of the properties are situated in middle-sized communities and, in many cases, represent the major retail facility in their trade areas.

     The Company's investment objectives are to own and manage income-producing commercial real estate that will provide cash for distribution to its shareholders on a quarterly basis and preserve investor capital, while providing potential for capital appreciation. The Company's policy is to acquire commercial properties that are capable of generating income through active management, leasing, re-leasing or development of additional tenant space.


DEVELOPMENTS DURING 1994

     NAME CHANGE
     On April 28, 1994, after approval by the Board of Directors and shareholders, the Company amended its Articles of Incorporation to change the Company's name to Mid-America Realty Investments, Inc. from Dial REIT, Inc. The Company believes the name change was advisable for two reasons. First, the new name reflects the Company's emphasis on real estate investments located in the central United States. Second, the new name further reflects the separation of the Company from various persons and companies formerly related to the Company. Such formerly related persons continue to operate real estate investments, brokerage, property management, and leasing businesses under variations of the name "Dial".

     In conjunction with the Company's name change, Dial Bethal Limited Partnership filed an amendment to its Certificate of Limited Partnership changing the partnership name to Mid-America Bethal Limited Partnership.

     PROPERTY TRANSACTIONS
     SOUTHPORT CENTRE - On January 13, 1994, the Company completed the acquisition of Southport Centre, a 125,000 square foot neighborhood shopping center in Apple Valley (suburban Minneapolis), Minnesota. The purchase price, including acquisition costs, was $12,985,000 with $12,835,000 paid in cash (primarily from one of the Company's acquisition lines of credit) and $150,000 paid through the issuance of 15,585 shares of the Company's common stock. The acquisition was effective January 1, 1994 using the purchase method of accounting.

     FITCHBURG RIDGE SHOPPING CENTER - On August 31, 1994, the Company completed the acquisition of Fitchburg Ridge Shopping Center, a 50,000 square foot neighborhood shopping center in Fitchburg (suburban Madison), Wisconsin for $2,071,000, including acquisition costs. The acquisition was funded from one of the Company's acquisition lines of credit. The acquisition was accounted for using the purchase method of accounting.

     INVESTMENT IN VALLEY PARK CENTRE - On April 29, 1994, the Company's loan on Valley Park Centre was paid in full. Because the Company has accounted for the loan as a real estate investment, the payoff of the loan resulted in a gain of $1,260,000, net of transaction costs. The proceeds of $4,049,000 were used to retire adjustable rate debt.

     VILLAGE SQUARE - On December 15, 1994, the Company completed the sale of Village Square, a 71,000 square foot neighborhood shopping center in Inver Grove Heights, Minnesota. The gross sales price was $810,000 resulting in a loss of approximately $790,000. The net proceeds were used to repay adjustable rate debt. The Company sold the property rather than incurring significant capital investment for renovation to meet the Company's current portfolio standards.

     OUTLOT SALES - During 1994, the Company sold two outlots for $495,000 resulting in gains of $220,000.

     INTEREST IN TWIN OAKS CENTRE - Walgreens, a major anchor tenant of the Twin Oaks Centre, vacated the property in the second quarter of 1994. Although Walgreen's continues to pay rent, Company management reviewed the adverse effect of the Walgreens exit on property lease-up and cash flows from related tax increment financing bonds and provided additional loss reserves with respect to the Company's loan on the property in the second quarter of 1994 of $3,150,000.

RECENT EVENTS

     MANAGEMENT
     In January 1995, Dennis G. Gethmann was named president and chief operating officer. Mr. Gethmann has served as the chief financial officer since joining the Company in October 1993. In addition to overseeing the financial and accounting departments, Mr. Gethmann is responsible for the day-to-day operations of the Company and assisting the Company's chief executive officer, Jerome L. Heinrichs, in the development and implementation of corporate strategies.

     LOAN COMMITMENTS
     Since December 31, 1994, the Company has secured commitments for $8,000,000 of 9.20% mortgage financing on the Southport Centre and $6,500,000 of 9.08% mortgage financing on the Edgewood Shopping Centers. Each mortgage has a seven-year term requiring interest only payments for the first five years, with subsequent payments based upon a 25 year amortization. The loan proceeds will be primarily used to retire adjustable rate debt.

PROPERTY MANAGEMENT AND LEASING
     The Company is a fully integrated real estate company and manages its own properties through Mid-America Centers Corp. (formerly Dial Enterprises Corp.), its wholly-owned subsidiary. The management and leasing of the properties is "hands on" and conducted by experienced professionals with knowledge of local markets and relationships with local and national retailers.

INDUSTRY AND GEOGRAPHIC FACTORS
     The Company is subject to various risks typically associated with the ownership of real estate, such as defaults or non-renewal of leases, increased operating costs or costs resulting from leveraging, changes in interest rates and the availability of favorable financing which may render the sale or refinancing of properties difficult or unattractive, environmental problems, problems attributable to the location of properties, changes in general or local economic conditions, changes in real estate and zoning laws, and increases in real property tax rates. Real estate investments tend to be illiquid and, consequently, the Company would have difficulty responding to adverse changes in any of the aforementioned factors or similar factors (particularly if adverse changes occur in Nebraska and the greater Midwest where most of the Company's properties are located).

CERTAIN SIGNIFICANT TENANTS
     The continued success of the Company's anchor tenants is important to the success of the Company's properties because such anchor tenants attract other tenants and customers to the shopping center. Wal-Mart, Herberger's, Hy-Vee grocery stores, Kmart, J.C. Penney, Target and/or Shopko anchored a total of 17 of the Company's properties either as tenants or as occupants of buildings adjacent to the properties and lease in the aggregate approximately 32% of the total leasable space in the Company's properties.

     Additionally, Kmart, Hy-Vee grocery stores, Herberger's and/or Wal-Mart anchored all Mid-America Bethal properties as either tenants or as occupants of buildings adjacent to the properties and lease in the aggregate approximately 38% of the total leasable space in the Mid-America Bethal properties.

     The only tenant that occupies more than 10% of the gross leasable space of the properties owned by the Company at December 31, 1994 is Wal-Mart, whose five stores at properties owned by the Company occupy approximately 15% of total gross leasable area. Wal-Mart also operates stores adjacent to five of the Company's properties and to one of Mid-America Bethal's properties.

ENVIRONMENTAL MATTERS
     Pursuant to the terms of the Company's leases with its tenants, the Company does not have control over the operational activities of its tenants, nor does it monitor its tenants with respect to environmental matters. Although the Company is not aware of any environmental liabilities in connection with any of its properties, the owner of real property with latent hazardous waste problems may be liable for such problems even if such problems were not caused by the current landowner. Liability for such problems under federal and state law is generally strict, joint and several.

COMPETITION
     The Company competes for acquisitions of real property with a wide variety of investors, including insurance companies, pension funds, corporate and individual real estate developers, other REITs and syndicators, many of which have investment objectives similar to those of the Company and may have greater financial resources, larger staffs and longer operating histories than those of the Company. In addition, it competes with other owners of similar properties for tenants on the basis of location, rental rates, amenities and other factors.

INSURANCE
     The Company considers its insurance coverage to be adequate. The Company carries comprehensive general liability coverage with limits of liability of no less than $5,000,000 per occurrence to insure against liability claims and provide for the cost of defense. Similarly, the Company is insured against the risk of direct physical damage in amounts structured to reimburse the Company on a replacement cost basis for amounts incurred to repair or rebuild each property, including loss of rental income during the period of repair or reconstruction. The Company is insured against losses from earthquakes, which coverage has a 5% deductible. The Company does not carry specific flood insurance as none of the properties are in designated 100-year flood plains.

EMPLOYEES
     The Company and its subsidiary had 91 employees (67 full-time and 24 part-time) at December 31, 1994. The executive office in Omaha had 22 employees at December 31, 1994.

TAXATION OF THE COMPANY AND ITS SHAREHOLDERS
     The Company was organized and intends to conduct its operations so as to continue to qualify for taxation as a REIT under Sections 856-860 of the Internal Revenue Code of 1986. A REIT generally is not subject to federal corporate income tax on its net income if certain requirements are met. To qualify as a REIT, the Company is required, among other things, to meet certain stock ownership, income, asset and distribution rules and tests. As a REIT, the Company distributes to its shareholders substantially all of its cash flow from operations and, in any event, at least 95% of its real estate investment trust taxable income.

CERTAIN RESTRICTIONS ON TRANSFER OF COMMON STOCK
     Provisions of the Company's Articles of Incorporation, primarily intended to enable the Company to maintain its status as a REIT, authorize the Company i) to refuse to transfer common stock to, or prohibit exercise of shareholder rights by, any person who as a result would beneficially own, directly or indirectly by attribution, common stock in excess of 9.8% of the total outstanding capital stock of the Company ("Excess Shares") and ii) to redeem Excess Shares of common stock, the accumulation of which would jeopardize the status of the Company as a REIT.

ITEM 2.   PROPERTIES
     The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal as of December 31, 1994.

                                                              DATE               GROSS
                                                            ACQUIRED            LEASABLE        LEASED RATE
                                                               OR                 AREA         AT YEAR END(1)         1995
                                                            COMPLETED           (SQ. FT.)      1994      1993      BASE RENT(2)
                                                            ---------           ---------      ----      ----      ------------
                                                                                                                   (THOUSANDS)
COMPANY PROPERTIES:
ENCLOSED MALLS:
Delta Plaza -
   Escanaba, Michigan                                        12/30/86            188,000         92%       83%       $  911
Lakewood Mall -
   Aberdeen, South Dakota                                    08/28/92            227,000         83%       79%        1,253
Monument Mall -
   Scottsbluff, Nebraska                                     12/30/86            192,000         96%       96%        1,156
Thunderbird Mall -
   Virginia, Minnesota                                       12/30/86            256,000         98%       98%        1,398
                                                                                 -------        ---       ---         -----
                                                                                 863,000         92%       89%        4,718
NEIGHBORHOOD SHOPPING CENTERS:
Bishop Heights -
   Lincoln, Nebraska                                         12/30/86             26,000        100%      100%          154
Cornhusker Plaza - South
   Sioux City, Nebraska                                      06/27/91             63,000         77%       76%          341
Eastville Plaza -
   Fremont, Nebraska                                         12/30/86             69,000        100%       98%          433
Edgewood Shopping Center -
   Lincoln, Nebraska
      Phase I                                                06/01/87             72,000         98%       94%          530
      Phase II                                               06/26/91            100,000        100%      100%          764
Fairacres Shopping Center -
   Oshkosh, Wisconsin                                        12/22/92             74,000         94%       94%          581
Fitchburg Ridge Shopping Center -
   Fitchburg, Wisconsin                                      08/31/94             50,000        100%     ----           273
Germantown Shopping Center -
   Jasper, Indiana                                           12/21/88            232,000         97%       99%          996
Ile de Grand -
   Grand Island, Nebraska                                    04/09/87             82,000        100%      100%          467
Kimberly West Shopping Center -
   Davenport, Iowa                                           12/14/92             97,000         94%       98%          678
Macon County Plaza -
   Lafayette, Tennessee                                      12/21/88             87,000         80%       82%          226
Meadows Shopping Center -
   Lincoln, Nebraska                                         06/01/88             68,000        100%      100%          494
Miracle Hills Park Shopping Center -
   Omaha, Nebraska                                           07/05/88             71,000        100%       97%          735
Moorland Square -
   New Berlin, Wisconsin                                     11/23/92             71,000        100%       99%          554
Rivergate Shopping Center -
   Shelbyville, Indiana                                      12/21/88            108,000        100%       96%          536
Shenandoah Plaza -
   Newnan, Georgia                                           12/21/88            141,000        100%      100%          686


                                                              DATE               GROSS          LEASED RATE
                                                            ACQUIRED            LEASABLE       AT YEAR END(1)
                                                               OR                 AREA         --------------         1995
                                                            COMPLETED           (SQ. FT.)      1994      1993      BASE RENT(2)
                                                            ---------           ---------      ----      ----      ------------
                                                                                                                   (THOUSANDS)
Southport Centre -
   Apple Valley, Minnesota                                   01/01/94            125,000         98%     ----         1,454
Town West Center -
   Paragould, Arkansas                                       12/21/88            143,000         99%       98%          478
Westview Plaza -
   McCook, Nebraska                                          12/30/86             17,000         94%       94%           74
                                                                               ---------        ---       ---       -------
                                                                               1,696,000         97%       96%       10,454
                                                                               ---------        ---       ---       -------
Total Enclosed Malls and
  Neighborhood Centers                                                         2,559,000         95%       93%      $15,172
                                                                               ---------        ---       ---       -------
                                                                               ---------        ---       ---       -------

MID-AMERICA BETHAL LIMITED PARTNERSHIP PROPERTIES (3):
ENCLOSED MALLS:
Imperial Mall -
   Hastings, Nebraska                                        11/30/87            324,000         90%       95%      $ 1,700

NEIGHBORHOOD SHOPPING CENTERS:
Stockyards -
   Omaha, Nebraska
   Plaza (Phase I)                                           06/01/89            103,000         92%       89%          712
   Theaters (Phase II)                                       07/17/90             26,000        100%      100%          232

Taylor Heights Shopping Center -
   Sheboygan, Wisconsin                                      07/30/90             85,000        100%       94%          790
                                                                               ---------       ----       ---       -------
                                                                                 214,000         96%       94%        1,734
                                                                               ---------        ---       ---       -------

Total Enclosed Malls and
  Neighborhood Centers                                                           538,000         92%       93%      $ 3,434
                                                                               ---------        ---       ---       -------
                                                                               ---------        ---       ---       -------

------------------------------
(1) Leased rate represents the percentage of gross leasable area which is leased to third-party tenants.
(2) Amounts are based on the 1995 lease terms of existing tenants at December 31, 1994.
(3) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire center.


ITEM 3.   LEGAL PROCEEDINGS
     The Company is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     On July 10, 1992, M.C.P. Limited Partners, Inc. ("M.C.P."), a limited partner in Twin Oaks Centre L.P., filed a lawsuit in circuit court in Rock Island County, Illinois, against Twin Oaks Centre L.P., the general and limited partners of Twin Oaks Centre L.P. (who are formerly related to the Company) and the Company. The lawsuit alleges that the formerly related general and limited partners and the Company acted in collusion and in breach of fiduciary duty to negate the value of Twin Oaks Centre and to enable the Company to attempt to acquire Twin Oaks Centre at less than fair value. M.C.P. is seeking i) to have the Company enjoined from taking any actions to enforce its rights under the loan agreements with Twin Oaks Centre L.P. (such as foreclosure) until Twin Oaks Centre is "leased up", ii) to have the Company transfer back to Twin Oaks Centre L.P. the net proceeds received from a $3,200,000 mortgage loan obtained by Twin Oaks Centre L.P. (which proceeds were applied to the Company's construction loan), and iii) punitive damages of $2,000,000. Management believes that the allegations are without merit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS
     The Company's Common Stock is traded on the New York Stock Exchange under the symbol MDI. The following table sets forth the high and low sale prices of the Common Stock, as reported on the New York Stock Exchange Composite Tape and the dividends declared per share of Common Stock by the Company for each calendar quarter in the periods indicated. Dividends declared for a calendar quarter were paid in the next calendar quarter. The stock price at the close of business on December 31, 1994 was $7.25.

                                                                 DIVIDENDS
                                      HIGH           LOW         DECLARED
                                   ---------    ------------     --------
1993:
     First Quarter                 $  13-3/8      $  9-1/8        $  .22
     Second Quarter                $  13-7/8      $ 10-5/8        $  .22
     Third Quarter                 $  11-5/8      $ 10-1/4        $  .22
     Fourth Quarter                $  12          $  9-1/2        $  .22

1994:
     First Quarter                 $ 10-5/8       $  9-1/2        $  .22
     Second Quarter                $ 10-1/8       $  8-7/8        $  .22
     Third Quarter                 $  9-7/8       $  8-7/8        $  .22
     Fourth Quarter                $  9-3/8       $  6-7/8        $  .22

     At December 31, 1994, there were 8,279,892 shares of common shares issued and outstanding which were held by approximately 2,200 shareholders of record. The shareholders of record do not reflect the persons or entities who held their stock in nominee or "street" name.

ITEM 6.   SELECTED FINANCIAL DATA
     Certain reclassifications, as described in the Notes to Consolidated Financial Statements, have been made to prior year financial data to conform to those classifications used in 1994.

(Dollars in Thousands Except Per Share Data)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                         1994      1993       1992        1991        1990
                                                      --------   --------   --------    --------    ---------
Total Revenues                                       $  21,152   $  18,433  $  16,510   $  14,684   $  15,034
Net Income (loss)                                    $    (128)  $   2,196  $   1,221   $   1,952   $   5,604
Dividends Declared:
   Ordinary Income                                   $   2,650   $   3,222  $   1,369   $   5,265   $   5,998
   Return of Capital                                     4,637       4,051      4,843       3,054       2,919
                                                     ---------   ---------  ---------   ---------   ---------
                                                     $   7,287   $   7,273  $   6,212   $   8,319   $   8,917
Per Share Amounts:
   Net Income (loss)                                 $    (.02)  $     .27  $     .23   $     .37   $    1.06
Dividends Declared -
   Ordinary Income                                   $     .32   $     .39  $     .26   $    1.00   $    1.13
   Return of Capital                                       .56         .49        .92         .58         .55
                                                     ---------   ---------  ---------   ---------   ---------
                                                     $     .88   $     .88  $    1.18   $    1.58   $    1.68
Weighted Average Number
   of Shares Outstanding                             8,280,052   8,092,024  5,264,627   5,264,786   5,303,817

OTHER DATA
Funds From Operations (1)(2)                         $   8,018   $   7,629  $   5,978   $   5,548   $   9,104

-----------------------------
(1) Persons formerly related to the Company are obligated to pay certain amounts to the Company as described in the Notes to Consolidated Financial Statements. Such amounts are not included in the Funds From Operations shown above.





(2) Management considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. The Company calculates Funds From Operations based upon the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT"). Funds From Operations is defined as net income before gains/losses from property sales adjusted for non-cash items in the income statement, such as depreciation and amortization.
     Funds From Operations should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.


                                                                          DECEMBER 31,
                                                     --------------------------------------------------------
                                                        1994       1993       1992        1991        1990
                                                     ---------   --------   --------    --------    ---------
Real Estate Investments:
   Property, net                                     $ 127,261   $ 116,439  $ 119,866   $  86,921   $  77,858
   Investment in Mid-America
      Bethal                                            16,367      16,522     15,732      15,084      15,061
   Interest in Twin Oaks Centre, net                     2,953       5,697      5,276        ----        ----
   Investment in Valley Park Centre                       ----       2,889      3,498       4,328        ----
   Construction and Other Loan
      Agreements                                          ----        ----       ----      16,003      18,809
                                                     ---------   ---------  ---------   ---------   ---------
                                                     $ 146,581   $ 141,547  $ 144,372   $ 122,336   $ 111,728

Total Assets                                         $ 151,442   $ 147,178  $ 151,049   $ 126,789   $ 117,368
Mortgages and Notes Payable                          $  63,486   $  51,868  $  78,105   $  48,278   $  32,649
Shareholders' Equity                                 $  86,813   $  94,081  $  72,381   $  77,372   $  83,771
Shares Outstanding                                   8,279,892   8,264,627  5,264,627   5,264,627   5,267,527



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Mid-America Realty Investments, Inc. (the "Company") was organized in October 1986 as a real estate investment trust and first issued shares of its common stock to the public in December 1986 to finance the acquisition of seven properties. Since that time, 18 additional properties (or equity interests therein) have been acquired through cash, debt financing and/or in exchange for common stock. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

     Certain reclassifications, as described in the Notes to Consolidated Financial Statements, have been made to prior year financial data to conform to those classifications used in 1994.

CAPITAL RESOURCES AND LIQUIDITY
     The Company's primary source of funds are (i) cash generated from operations which includes dividends from Mid-America Bethal, (ii) borrowings,
(iii) sales of real estate, and (iv) principal repayments on notes receivable. Management anticipates that these sources will provide the necessary funds for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and dividends to shareholders in accordance with REIT requirements, during the next twelve months. Management also believes that it has capital, and the access to capital resources, sufficient to expand and develop its business in accordance with its strategy for growth. In general, the Company intends to acquire and finance additional real estate properties and investments, to the extent possible, in such a manner as to maintain the ability to make regular distributions to shareholders. However, the future issuance of debt or equity securities by the Company or the acquisition of new properties or investments could affect the yield to shareholders.

     At December 31, 1994, the Company had invested approximately 97% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal and interest in Twin Oaks Centre. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

     Total cash flows from investing activities were $12,283,000. Net cash flows provided during 1994 from the sales of real estate totaled $1,224,000. In addition, net proceeds of $3,974,000 were received primarily from the payoff of the Valley Park Centre loan. Also, as described in Note B to the Consolidated Financial Statements for the year ended December 31, 1994, the Company completed the acquisition of Southport Centre. The purchase was financed by $12,835,000 paid in cash and $150,000 paid through the issuance of 15,585 shares of the Company's Common Stock. In addition, the Company acquired Fitchburg Ridge Shopping Center for $2,071,000.

     Net cash flows from financing activities were $4,331,000. This was due primarily to the purchase of Southport Centre and Fitchburg Ridge which were financed through the acquisition lines of credit. Dividends paid for the year ended December 31, 1994 were $.88 per share or $7,286,446. At the present time, the Company has sufficient funds to support operations and the payment of the dividend in accordance with the Company's dividend policy.

     At December 31, 1994, the Company had a debt-to-equity ratio of .73 to 1, compared to .55 to 1 at December 31, 1993, based upon the ratio of mortgages and notes payable to total shareholders' equity. The increase in the ratio from December 31, 1993 resulted primarily from a $14,766,000 increase in the Company's acquisition lines of credit to fund the acquisitions of Southport Centre and Fitchburg Ridge Shopping Center. The Company's ratio of debt to total market capitalization was 51% at December 31, 1994 and 39% at December 31, 1993.

     Since December 31, 1994, the Company has secured commitments for $8,000,000 of 9.20% mortgage financing on the Southport Centre and $6,500,000 of 9.08% mortgage financing on the Edgewood Shopping Centers. Each mortgage has a seven-year term requiring interest only payments for the first five years, with subsequent payments based upon a 25 year amortization. The loan proceeds (after repaying the existing Edgewood Shopping Center loan) will be primarily used to retire adjustable acquisition related debt. After the application of these proceeds, the Company will have approximately $17,694,000 available under acquisition lines of credit.

     After giving effect to the commitments described in the preceeding paragraph, mortgages and revolving credit agreements of $23,112,000 will mature during 1995. Mortgages collateralized by the Cornhusker Plaza ($3,712,000 at 9.75%), Lakewood Mall ($7,761,000 at 8.50%), and Fairacres Shopping Center ($3,822,000 at 9.5%) are expected to be extended for three to seven year periods by the existing lender. Revolving credit agreements which mature during 1995 and are expected to be extended for one year at similar terms.


RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1994 AND 1993
     The net loss for the year ended December 31, 1994 was $128,000, or $.02 per share, which included a provision for loss on the Company's interest in Twin Oaks Centre of $3,150,000, or $.38 per share, and net gains on sales of real estate of $690,000, or $.08 per share. These results compare to net income for the year ended December 31, 1993 of $2,196,000 or $.27 per share.

     The decrease in net income for the year ended December 31, 1994 compared to the year ended December 31, 1993 was primarily due to the following: the provision for loss on the Company's interest in Twin Oaks Centre of $3,150,000, an increase of $734,000 in interest expense, an increase of $797,000 in real estate taxes and other property costs, an increase of $525,000 in depreciation and amortization and an increase of $662,000 in property management and administrative expenses. The Company also experienced an increase of $2,719,000 in total revenues, a $672,000 increase from gains on sales of real estate, and a $153,000 increase from the Company's equity in Mid-America Bethal.

     RENTAL INCOME
     Rental income for the year ended December 31, 1994 was $15,615,000 compared to $13,336,000 for the year ended December 31, 1993, an increase of $2,279,000 or 17%. Rental income recorded during the year ended December 31, 1994 from the Southport Centre (acquired January 1994) and Fitchburg Ridge Shopping Center (acquired August 1994) was $1,624,000 and $105,000, respectively. The remainder of the increase reflects the effect of new leases and rent increases.

     REIMBURSEMENT INCOME
     Reimbursement income for the year ended December 31, 1994 was $4,366,000 compared to $3,694,000 for the year ended December 31, 1993, an increase of $672,000 or 18%. Reimbursement income recorded during the year ended December 31, 1994 from the Southport Centre and Fitchburg Ridge Shopping Center was $498,000 and $34,000, respectively. The remainder of the increase reflects the effect of new leases.

     PROPERTY MANAGEMENT INCOME
     Property management income, which primarily consists of lease and property management fees from properties managed for Mid-America Bethal, was $211,000 for the year ended December 31, 1994 compared to $222,000 for the year ended December 31, 1993, a decrease of $11,000 or 5%. The decrease is attributable to fewer new leases at properties owned by Mid-America Bethal during 1994 compared to 1993.

     OTHER INCOME
     Other income for the year ended December 31, 1994 was $960,000 compared to $1,181,000 for the year ended December 31, 1993, a decrease of $221,000 or 19%. The decrease is primarily attributable to a $130,000 decrease in interest income related to the Company's interest in Twin Oaks Centre and notes receivable.

     REAL ESTATE TAXES
     Real estate taxes for the year ended December 31, 1994 were $2,815,000 compared to $2,424,000 for the year ended December 31, 1993, an increase of $391,000 or 16%. Real estate taxes related to the Southport Centre and Fitchburg Ridge Shopping Center recorded during the year ended December 31, 1994 were $410,000.

     OTHER PROPERTY COSTS
     Other property costs for the year ended December 31, 1994 were $3,651,000 compared to $3,245,000 for the year ended December 31, 1993, an increase of $406,000 or 13%. Other property costs recorded during the year ended December 31, 1994 related to the Southport Centre and Fitchburg Ridge Shopping Center were $132,000. The remainder of the increase relates primarily to higher general liability and property insurance costs and repairs and maintenance.

     INTEREST EXPENSE
     Interest expense for the year ended December 31, 1994 was $5,389,000 compared to $4,655,000 for the year ended December 31, 1993, an increase of $734,000 or 16%. Interest expense related to the Southport Centre and Fitchburg Ridge Shopping Center recorded during the year ended December 31, 1994 was $1,018,000 and $57,000, respectively. These increases in interest expense were offset by the full year impact of the reduction of debt by proceeds from the January 1993 issuance of common stock.

     ADMINISTRATIVE EXPENSES
     Administrative expenses for the year ended December 31, 1994 were $1,540,000 compared to $1,299,000 for the year ended December 31, 1993, an increase of $241,000 or 19%. The increase related primarily to a $150,000 increase in personnel, legal and consulting costs and a $50,000 increase related to the Company's name change.

     PROPERTY MANAGEMENT EXPENSES
     Property management expenses for the year ended December 31, 1994 were $1,277,000 compared to $856,000 for the year ended December 31, 1993, an increase of $421,000 or 49%. The increase relates primarily to an increased number of acquisition, leasing and marketing personnel.

     DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense for the year ended December 31, 1994 was $5,047,000 compared to $4,522,000 for the year ended December 31, 1993, an increase of $525,000 or 12%. Depreciation and amortization expense related to the Southport Centre and Fitchburg Ridge Shopping Center was $292,000 and $16,000, respectively. The remainder of the increase relates primarily to renovation and expansion projects and tenant finish projects which were completed in the fourth quarter of 1993 and the first quarter of 1994.

     PROVISION FOR LOSS ON INTEREST IN TWIN OAKS CENTRE
     The increase in the Company's loss reserve relating to its interest in Twin Oaks Centre for the year ended December 31, 1994 was $3,150,000. This amount reflects charges to reduce the recorded value of the Company's loan to the Twin Oaks Centre L.P. (which is recorded on the Consolidated Balance Sheet as "Interest in Twin Oaks Centre") to the fair value of the underlying collateral.

     The collateral for the Company's loan to the Twin Oaks Centre L.P. includes the Twin Oaks Centre (the "Centre") a 95,000 square-foot neighborhood shopping center in Silvis, Illinois, and tax increment financing bonds issued in connection with the Centre. Walgreens, a major anchor tenant of the Centre, vacated in the second quarter of 1994. Although Walgreens continues to pay rent, Company management reviewed the adverse effect of the Walgreens exit on property lease-up and cash flows from the tax increment financing bonds and provided additional loss reserves with respect to the Company's loan on the property in the second quarter of 1994.

     EQUITY IN EARNINGS OF MID-AMERICA BETHAL LIMITED PARTNERSHIP
     The Company's equity in earnings of Mid-America Bethal Limited Partnership for the year ended December 31, 1994 was $899,000 compared to $746,000 for the year ended December 31, 1993, an increase of $153,000 or 21%. The increase is the result of leasable space at one of Bethal's properties increasing by approximately 50,000 square feet through the construction of a 91,000 square foot K-Mart. The K-Mart store opened for business and commenced paying annual rent of $461,000 in November 1993.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1993 AND 1992

     Net income for the year ended December 31, 1993 was $2,196,000 or $.27 per share compared to $1,221,000 or $.23 per share, an increase of $975,000 or 80%. The per share amounts are based upon the weighted average number of shares outstanding for the years ending December 31, 1993 and 1992 of 8,092,024 and 5,264,627, respectively. The increase in the weighted average number of shares outstanding in 1993 reflects the 3,000,000 shares of common stock issued in January 1993.

     The increase in net income for the year ended December 31, 1993 compared to the year ended December 31, 1992 was primarily due to the following: a $1,923,000 increase in total revenues, a $528,000 decrease in interest expense and a $346,000 decrease in property management expenses. The Company also experienced a $1,164,000 increase in real estate taxes and other property costs, a $398,000 increase in depreciation and amortization, a $146,000 decrease in the Company's equity in earnings of Mid-America Bethal and a $132,000 increase in administrative expenses.

     RENTAL INCOME
     Rental income for the year ended December 31, 1993 was $13,336,000 compared to $11,556,000 for the year ended December 31, 1992 (a 15% increase). Rental income recorded for Lakewood Mall and Kimberly West for the year ended December 31, 1993 was $2,041,000 compared to $1,513,000 recorded for the period from June 1, 1992 to December 31, 1992. Rental income recorded for Moorland Square and Fairacres Shopping Center for the year ended December 31, 1993 was $1,005,000 compared to $79,000 for the periods from the respective dates of acquisition to December 31, 1992. The remainder of the increase in rental income in 1993 reflects the effect of new leases at Monument Mall, Delta Plaza and Edgewood Shopping Center - Phases I and II. These increases were offset by the loss of tenants in 1993 at Germantown Shopping Center, Macon County and Cornhusker Plaza.

     REIMBURSED EXPENSES
     Reimbursed expenses for the year ended December 31, 1993 were $3,694,000 compared to $2,806,000 for the year ended December 31, 1992 (a 32% increase). The increase in reimbursed expenses reflects i) the additional properties included in the operations of the Company during 1993, ii) the effect of new leases at the Company's properties mentioned above, and iii) higher billings to tenants on existing properties based on higher maintenance expenses and real estate taxes for 1993.

     PROPERTY MANAGEMENT INCOME
     Property management income for the year ended December 31, 1993 was $222,000 compared to $830,000 for the year ended December 31, 1992 (a 73% decrease). The decrease was due to the Company's decision to provide property management and leasing services exclusively for properties owned by the Company and Mid-America Bethal effective January 1, 1993.

     OTHER INCOME
     Other income for the year ended December 31, 1993 was $1,181,000 compared to $1,318,000 for the year ended December 31, 1992 (a 10% decrease). The decrease in other income primarily reflects the change in accounting for the amounts advanced on Lakewood Mall, Kimberly West and Twin Oaks Centre from accounting for these amounts as loans to accounting for the amounts advanced as though the Company had an equity interest in these properties as of June 1, 1992. For the period from January 1, 1992 to May 31, 1992, the Company recognized $630,000 in interest income under the loan agreements on Lakewood Mall, Kimberly West and Twin Oaks Centre.

     REAL ESTATE TAXES
     Real estate taxes for the year ended December 31, 1993 were $2,424,000 compared to $1,824,000 for the year ended December 31, 1992 ( a 33% increase). Real estate taxes for Lakewood Mall and Kimberly West were $475,000 for the year ended December 31, 1993 compared to $324,000 for the period from June 1, 1992 to December 31, 1992. Real estate taxes for Moorland Square and Fairacres Shopping Center for the year ended December 31, 1993 were $305,000 compared to $4,000 for the periods from the respective dates of acquisition to December 31, 1992. The remainder of the increase is due to the effect of the addition of leasable space and renovations of the Company's properties that occurred in 1991 and 1992.

     OTHER PROPERTY COSTS
     Other property costs for the year ended December 31, 1993 were $3,245,000 compared to $2,681,000 for the year ended December 31, 1992 (a 21% increase). Other property costs for Lakewood Mall and Kimberly West were $463,000 for the year ended December 31, 1993 compared to $302,000 for the period from June 1, 1992 to December 31, 1992. Property costs for Moorland Square and Fairacres Shopping Center for the year ended December 31, 1993 were $199,000 compared to $7,000 for the periods from the respective dates of acquisition to December 31, 1992. The remainder of the increase is primarily due to higher repairs and maintenance at the Company's properties. Most of these costs are billable to the tenants under terms of the lease agreements.

     PROPERTY MANAGEMENT EXPENSES
     Property management expenses for the year ended December 31, 1993 were $856,000 compared to $1,202,000 for the year ended December 31, 1992 (a 29% decrease). The decrease was due to the Company's decision to provide property management and leasing services exclusively for properties owned by the Company and Mid-America Bethal effective January 1, 1993.

     DEPRECIATION AND AMORTIZATION
     Depreciation and amortization charges for the year ended December 31, 1993 were $4,522,000 compared to $4,124,000 for the year ended December 31, 1992 (a 10% increase). Charges for Lakewood Mall and Kimberly West for the year ended December 31, 1993 were $649,000 compared to $443,000 for the period from June 1, 1992 to December 31, 1992. Charges for Moorland Square and Fairacres Shopping Center for the year ended December 31, 1993 were $274,000 compared to $10,000 for the periods from the respective dates of acquisition to December 31, 1992. The remainder of the increase in 1993 is primarily due to the completion of renovation projects at Delta Plaza and Ile de Grand during 1992 and the expansion of Monument Mall in 1993. In connection with the termination of the referral fee agreement with Dial Properties, Inc., the Company wrote off $271,000 of intangible assets in 1992 established upon the acquisition of Mid-America Centers Corp. (formerly Dial Enterprises) in April 1990.

     INTEREST EXPENSE
     Interest expense for the year ended December 31, 1993 was $4,655,000 compared to $5,183,000 for the year ended December 31, 1992 (a 10% decrease). Interest expense for the year ended December 31, 1993 was comprised of $4,724,000 of interest incurred on the Company's mortgages and notes payable, net of $68,000 of interest capitalized. Interest expense for the year ended December 31, 1992 was comprised of $5,262,000 of interest incurred on the Company's mortgages and notes payable, net of $79,000 of interest capitalized.

     The decrease in interest incurred reflects the use of proceeds from the January 1993 sale of common stock, which offsets increases from i) additional borrowings by the Company in 1992 to finance the renovation of several of the Company's properties, ii) additional funds needed to complete the conversion of the loan agreements on Lakewood Mall and Kimberly West to an equity interest and to complete the construction of Twin Oaks Centre, iii) the recording of interest expense on Lakewood Mall and Kimberly West, which totaled $1,020,000 for the year ended December 31, 1993 compared to $725,000 for the period from June 1, 1992 to December 31, 1992, and iv) borrowings from the acquisition of Moorland Square and Fairacres Shopping Center, which totaled $788,000 for the year ended December 31, 1993 compared to $46,000 for the periods from the respective dates of acquisition to December 31, 1992. Proceeds of the January 1993 sale of common stock were used to reduce the balances on the Company's working line of credit and short-term notes payable and to retire the mortgages on Monument Mall, Delta Plaza and Thunderbird Mall, which combined to reduce interest expense by approximately $1,773,000 in 1993.

     ADMINISTRATIVE EXPENSES
     Administrative expenses for the year ended December 31, 1993 were $1,299,000 compared to $1,167,000 for the year ended December 31, 1992 (a 11% increase). Administrative expenses increased due to the addition of new employees and higher salary levels for existing employees.

     EQUITY IN EARNINGS OF MID-AMERICA BETHAL
     The Company's equity in earnings of Mid-America Bethal for the year ended December 31, 1993 was $746,000 compared to $892,000 for the year ended December 31, 1992 (a 16% decrease). The decrease in the earnings of Mid-America Bethal was primarily due to i) the loss of rents from small shop tenants who vacated in 1992 and 1993 at Stockyards Plaza and Taylor Heights and ii) the impact of the construction of a new store for Kmart at Imperial Mall.

FUNDS FROM OPERATIONS
     Management considers Funds From Operations to be the most appropriate measure of the performance of an equity REIT. The Company defines Funds From Operations as net income before gains/losses from property sales adjusted for non-cash items in the income statement, such as depreciation and amortization. Funds From Operations should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

     Funds From Operations were $8,018,000 for the year ended December 31, 1994 compared to $7,629,000 for the year ended December 31, 1993. The increase of $389,000 was primarily due to an increase in Funds From Operations related to the acquisition of the Southport Centre and Fitchburg Ridge Shopping Center of $432,000, net of related interest charges.

Funds From Operations is computed as follows:
  (in thousands)


                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1994        1993           1992
                                             ----------------------------------
Net Income (loss)                            $  (128)     $  2,196     $  1,221
Accruals for "straight-line" rents              (139)          (45)        (116)
Depreciation and Amortization(1)               5,047         4,522        4,124
Provision for loss on Interest in
   Twin Oaks Centre                            3,150          ----         ----
Gains on Sales of Real Estate, net(2)           (690)          (18)        ----

Investment in Mid-America Bethal:
   Equity in Earnings                           (899)         (746)        (892)
   Equity in Funds From Operations(3)          1,493         1,303        1,408

Investment in Valley Park Centre:
   Equity in Loss                                 53            66           96
   Equity in Funds From Operations               122           342          309
Other                                              9             9         (172)
                                            --------      --------     --------

Funds From Operations(4)                    $  8,018      $  7,629     $  5,978
                                            --------      --------     --------
                                            --------      --------     --------

------------------------------
(1) Depreciation and Amortization for the year ended December 31, 1994 consisted of real property depreciation of $4,299,000, other depreciation of $73,000, lease fee amortization of $343,000, loan fee amortization of $278,000 and intangible amortization of $54,000. Repairs and maintenance expensed as "Property Costs" during 1994 totaled $948,000.

(2) Gains on sales of real estate for the year ended December 31, 1994 consisted of a $1,260,000 gain from the payoff of the Valley Park Centre loan, gains of $220,000 from the sale of two outlots and a $790,000 loss on the sale of Village Square.




(3) Equity in Funds From Operations of Mid-America Bethal for the year ended December 31, 1994 included real property depreciation of $548,000, other depreciation of $13,000 and lease fee amortization of $25,000.

(4) Beginning with the quarter ended March 31, 1994, the Company began reporting Funds From Operations without the impact of amounts owed by persons formerly related to the Company as described in the Notes to Consolidated Financial Statements. Such amounts are not included in Funds From Operations for any year presented above.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements required by this item appear in the audited consolidated financial statements and schedules included herein and listed in the index on page 17 of this report. The supplementary data required by this item appears at footnote M entitled "Quarterly Information (Unaudited)" on page 30 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There has been no change in the Company's independent accountants during the two most recent fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item is incorporated by reference to the Sections entitled "Persons Nominated for Election as Directors" and "Executive Officers of the Company" in the 1995 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference to the Sections entitled "Director Meetings and Compensation", "Summary Compensation Table", "Option Exercises in 1994 and Year-End Values Table", and "Employment Agreements" in the 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required by this Item is incorporated by reference to the Sections entitled "Ownership of Shares by Directors and Executive Officers" and "Ownership of Certain Beneficial Owners" in the 1995 Proxy Statement.

ITEM 13.  CERTAIN TRANSACTIONS AND RELATIONSHIPS
     The Company has no transactions or relationships reportable pursuant to this Item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)       THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:
     (1)  Financial Statements:
          The audited Consolidated Financial Statements and Schedules of Mid-America Realty Investments, Inc. are included herein and listed on the index on page 17 of this report.
     (2)  Financial Statement Schedules:
          Certain financial statement schedules of Mid-America Realty Investments, Inc. are included herein and listed on the index on page 17 of this report.
     (3)  Exhibits:
          The Exhibit Index, set forth below, is incorporated herein by reference.

(b)       REPORTS ON FORM 8-K
     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1994.

(c)       EXHIBITS
     See Item 14(a)(3) above.

(d) FINANCIAL STATEMENTS REQUIRED BY REGULATIONS S-X WHICH ARE EXCLUDED FROM THE ANNUAL REPORT BY RULE 14a-3(b)
     The financial statements and schedules of Mid-America Bethal Limited Partnership (financial statements of significant subsidiary, pursuant to Rule 3-09) are filed as part of this report.

                      MID-AMERICA REALTY INVESTMENTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following Consolidated Financial Statements of Mid-America Realty Investments, Inc. and the related Independent Auditors' Report are included in
Item 8 and Item 14 (a) (1):

                                                                        PAGE
                                                                      -------

          Report of Management . . . . . . . . . . . . . . . . . . . .   18
          Independent Auditors' Report . . . . . . . . . . . . . . . .   19
          Consolidated Balance Sheets at December 31, 1994 and 1993. . 20 Consolidated Statements of Operations for the years
               ended December 31, 1994, 1993, and 1992 . . . . . . . .   21
          Consolidated Statements of Changes in Shareholders'
               Equity for the years ended December 31, 1994, 1993,
               and 1992. . . . . . . . . . . . . . . . . . . . . . . .   22
          Consolidated Statements of Cash Flows for the years ended
               December 31, 1994, 1993, and 1992 . . . . . . . . . . .   23
          Notes to Consolidated Financial Statements . . . . . . . . .   25

     The following Consolidated Financial Statement Schedules of Mid-America Realty Investments, Inc. are included in Item 14 (a) (2):

          Schedule XI - Real Estate and Accumulated Depreciation . . .   34

     All other schedules have been omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

                              REPORT OF MANAGEMENT

     The management of Mid-America Realty Investments, Inc. has prepared and is responsible for the consolidated financial statements and other financial information included in this Form 10-K Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based upon informed judgments and estimates by management. The other financial information in this annual report is consistent with the consolidated financial statements.

     The Company maintains a system of internal accounting controls. Management believes the internal accounting controls provide reasonable assurance that transactions are executed and recorded in accordance with Company policy and procedures and that the accounting records may be relied on as a basis for preparation of the consolidated financial statements and other financial information.

     The Audit Committee of the Board of Directors, composed of directors who are not employees of the Company, meets periodically with management and the independent auditors to discuss the adequacy of internal accounting controls and the quality of financial reporting. The independent auditors have full and free access to the Audit Committee.


  /s/ JEROME L. HEINRICHS               /s/ DENNIS G. GETHMANN

  Jerome L. Heinrichs                   Dennis G. Gethmann
  CHAIRMAN AND CHIEF EXECUTIVE OFFICER  PRESIDENT AND CHIEF OPERATING OFFICER

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Mid-America Realty Investments, Inc.

     We have audited the accompanying consolidated balance sheets of Mid-America Realty Investments, Inc. and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mid-America Realty Investments, Inc. and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

February 17, 1995
Omaha, Nebraska

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                         (COLUMNAR DOLLARS IN THOUSANDS)


                                                            DECEMBER 31,
         ASSETS                                            1994       1993
                                                       ----------  --------
Cash                                                  $    ----    $    182
Accounts receivable, net of allowance
   of $161,000 and $135,000                               1,345       1,343
Notes receivable, net of allowance of
   $160,000                                                 866         997
Property:
   Land and land improvements                            36,812      32,460
   Buildings                                            109,356      99,068
   Equipment and fixtures                                   559         490
   Construction-in-progress                                 334         306
                                                      ---------   ---------
                                                        147,061     132,324
   Less:  Accumulated depreciation                      (19,800)    (15,885)
                                                      ---------   ---------
                                                        127,261     116,439

Interest in Twin Oaks Centre, net of allowances
   of $4,900,000 and $1,750,000                           2,953       5,697
Investment in Mid-America Bethal
   Limited Partnership                                   16,367      16,522
Investment in Valley Park Centre                           ----       2,889
Intangible assets, less accumulated
   amortization of $3,503,000 and $2,867,000              2,463       2,562
Other assets                                                187         547
                                                      ---------   ---------
                                                      $ 151,442   $ 147,178
                                                      ---------   ---------
                                                      ---------   ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable                           $  63,486   $  51,868
Accrued liabilities                                       1,143       1,229
                                                      ---------   ---------
      Total Liabilities                                  64,629      53,097

Commitments and Contingencies

Shareholders' Equity:
   Common stock, $.01 par value; authorized
      25,000,000 shares; issued and outstanding
      8,279,892 and 8,264,627 shares                         83          83
   Capital in excess of par value                       119,677     119,530
   Distributions in excess of net income                (32,947)    (25,532)
                                                      ---------   ---------
      Total Shareholders' Equity                         86,813      94,081
                                                      ---------   ---------

                                                      $ 151,442   $ 147,178
                                                      ---------   ---------
                                                      ---------   ---------


                 See notes to consolidated financial statements.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              (COLUMNAR DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                    1994          1993        1992
                                                 ----------   ----------   ----------
REVENUES:
  Rental income                                  $   15,615   $   13,336    $   11,556
  Reimbursement income                                4,366        3,694         2,806
  Property management income                            211          222           830
  Other income                                          960        1,181         1,318
                                                 ----------   ----------    ----------

  Total Revenues                                     21,152       18,433        16,510

EXPENSES:
  Real estate taxes                                   2,815        2,424         1,824
  Other property costs                                3,651        3,245         2,681
  Interest expense                                    5,389        4,655         5,183
  Administrative expenses                             1,540        1,299         1,167
  Property management expenses                        1,277          856         1,202
  Depreciation and amortization                       5,047        4,522         4,124
  Provision for loss on interest in
     Twin Oaks Centre                                 3,150         ----          ----
                                                 ----------   ----------    ----------

  Total Expenses                                     22,869       17,001        16,181
                                                 ----------   ----------    ----------

Income (Loss) Before Equity in
  Earnings of Mid-America Bethal
  Limited Partnership and Gains on
  Sales of Real Estate                               (1,717)       1,432           329

Equity in Earnings of Mid-America Bethal
  Limited Partnership                                   899          746           892
                                                 ----------   ----------    ----------
INCOME (LOSS) FROM OPERATIONS                          (818)       2,178         1,221

Gains on Sales of Real Estate, net                      690           18          ----
                                                 ----------   ----------    ----------

NET INCOME (LOSS)                                $     (128)  $    2,196    $    1,221
                                                 ----------   ----------    ----------
                                                 ----------   ----------    ----------

Weighted Average Shares
  Outstanding During Period                       8,280,052    8,092,024     5,264,627
                                                 ----------   ----------    ----------
                                                 ----------   ----------    ----------

NET INCOME (LOSS) PER SHARE                      $     (.02)  $      .27    $      .23
                                                 ----------   ----------    ----------
                                                 ----------   ----------    ----------


                 See notes to consolidated financial statements.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         (COLUMNAR DOLLARS IN THOUSANDS)

                                                       CAPITAL IN     DISTRIBUTIONS
                                             COMMON     EXCESS OF      IN EXCESS OF
                                             STOCK      PAR VALUE       NET INCOME        TOTAL
                                           ----------  -----------    -------------   ------------
BALANCE, JANUARY 1, 1992                  $      53    $   92,783     $  (15,464)     $   77,372

Net income                                     ----          ----          1,221           1,221

Dividends declared and paid -
   $1.18 per share                             ----          ----         (6,212)         (6,212)
                                          ---------    ----------     ----------      ----------

BALANCE, DECEMBER 31, 1992                       53        92,783        (20,455)         72,381

Issuance of shares (net of costs
   of $1,723,000)                                30        26,747           ----          26,777

Net income                                     ----          ----          2,196           2,196

Dividends declared and paid -
   $.88 per share                              ----          ----         (7,273)         (7,273)
                                          ---------    ----------     ----------      ----------

BALANCE, DECEMBER 31, 1993                       83       119,530        (25,532)         94,081

Issuance of shares                             ----           150           ----             150

Repurchase of shares                           ----            (3)          ----              (3)

Net loss                                       ----          ----           (128)           (128)

Dividends declared and paid -
   $.88 per share                              ----          ----         (7,287)         (7,287)
                                          ---------    ----------     ----------      ----------

BALANCE, DECEMBER 31, 1994                $      83    $  119,677     $  (32,947)     $   86,813
                                          ---------    ----------     ----------      ----------
                                          ---------    ----------     ----------      ----------



                 See notes to consolidated financial statements.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (COLUMNAR DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            1994          1993        1992
                                                         -----------   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                     $     (128)   $   2,196   $   1,221
   Adjustments:
      Depreciation and amortization                           5,047        4,522       4,124
      Provision for loss on interest in
         Twin Oaks Centre                                     3,150         ----        ----
      Investment in Mid-America Bethal
         Limited Partnership:
         Equity in earnings                                    (899)        (746)       (892)
         Distributions received                               1,050        1,300       1,308
      Gains on sales of real estate, net                       (690)         (18)       ----
      Increase (decrease) in related liabilities                (84)          40        (419)
      (Increase) decrease in related assets                     324          102        (296)
      Other                                                    ----          292         130
                                                         ----------    ---------   ---------
   Net Cash Flows From Operating Activities                   7,770        7,688       5,176

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of real estate                         1,224        2,188        ----
   Principal repayments of notes receivable                     131          235         883
   Interest in Twin Oaks Centre                                (406)        (309)       (644)
   Investment in Mid-America Bethal
     Limited Partnership                                       ----       (1,300)     (1,057)
   Payments from Valley Park Centre                           3,974          200         430
   Additions to property:
      Purchase of new properties                            (14,636)        ----      (8,212)
      Renovation and expansion projects                        (724)      (1,355)     (3,403)
      Tenant improvements                                      (563)      (1,105)       (907)
      Other capital expenditures                               (579)        (384)        (35)
   Cash paid for leasing fees                                  (237)        (322)       (260)
   Cash paid for loan fees and other assets                    (467)        (232)       (441)
                                                         ----------    ---------   ---------
   Net Cash Flows From Investing Activities                 (12,283)      (2,384)    (13,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on short-term debt, net               12,139       (8,350)      1,875
   Proceeds of mortgages payable                               ----         ----      22,188
   Payments on mortgages payable at maturity                   ----      (16,405)     (8,450)
   Scheduled principal payments on mortgages                   (521)        (561)       (337)
   Proceeds from sale of common stock                          ----       28,500        ----
   Cash paid for costs of public offering                      ----       (1,684)        (39)
   Dividends paid                                            (7,287)      (7,273)     (6,212)
                                                         ----------    ---------   ---------
   Net Cash Flows From Financing Activities                   4,331       (5,773)      9,025
                                                         ----------    ---------   ---------

INCREASE (DECREASE) IN CASH                                    (182)        (469)        555

CASH, BEGINNING OF YEAR                                         182          651          96
                                                         ----------    ---------   ---------

CASH, END OF YEAR                                        $     ----    $     182   $     651
                                                         ----------    ---------   ---------
                                                         ----------    ---------   ---------


                 See notes to consolidated financial statements.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

1994:     (A)  In connection with the acquisition of Southport Centre, the
               Company issued 15,585 shares of common stock to the seller.
          (B)  The Company obtained a $5,000,000 working capital line of credit and allowed its existing working line of credit to expire.
          (C)  Both of the Company's acquisition lines of credit were extended one year to July 1995.
          (D)  The Company's adjustable-rate mortgage on Fairacres Shopping
               Center was reduced by $2,000,000 and extended to July 1995.  The
               $2,000,000 was funded through one of the Company's acquisition lines of credit.
1993:          None
1992:     (A)  In connection with the acquisition of Fairacres Shopping Center, the Company assumed the existing construction loan with an outstanding balance of $6,528,000.
          (B)  In connection with the acquisition of Lakewood Mall, the Company recorded the assumption of the existing construction loan, which was modified with an outstanding balance of $8,000,000.


                 See notes to consolidated financial statements.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)


A.   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES:
     DESCRIPTION OF BUSINESS - Mid-America Realty Investments, Inc. (the "Company"), a Maryland corporation, owns and manages income-producing properties, primarily enclosed malls and neighborhood shopping centers. The Company has qualified as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code.

     At December 31, 1994, the Company owned 18 neighborhood shopping centers and four enclosed malls located as follows: nine in Nebraska, three in Wisconsin, two each in Indiana and Minnesota, and one each in Arkansas, Georgia, Iowa, Michigan, South Dakota and Tennessee. Additionally, the Company is a 50% partner in Mid-America Bethal Limited Partnership which owns two neighborhood shopping centers in Nebraska and Wisconsin and one enclosed mall in Nebraska.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements are prepared on an accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Mid-America Centers Corp. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 1992 and 1993 financial statements to conform to those classifications used in 1994.

     CASH AND CASH EQUIVALENTS - The Company considers short-term investments with a maturity at acquisition of three months or less as cash equivalents.

     INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP - The Company's 50% investment in Mid-America Bethal Limited Partnership ("Mid-America Bethal") is accounted for using the equity method.

     PROPERTY - Property is stated at the lower of depreciated cost or the amount estimated to be recoverable through future cash flows from property operations and dispositions. Assets are depreciated using the straight-line method over the following lives: land improvements - 15 years; buildings - 40 years; tenant improvements - term of the lease; and equipment and fixtures - 5 to 7 years.

     INTANGIBLE ASSETS - Fees paid for leasing commissions on new or renewed leases are amortized using the straight-line method over the initial term or extension of the lease. Costs incurred to obtain mortgages and notes payable are being amortized over the term of the obligation or agreement. Intangible assets from the acquisition of Mid-America Centers Corp. are being amortized using the straight-line method over a 60-month or 120-month period.

     LEASES - All leases with tenants are classified as operating leases.

     REVENUE RECOGNITION - Minimum rents from tenants are recognized based upon total fixed cash flow over the initial term of the lease, using the straight-line method. Percentage rents are based upon tenant sales levels for a specified period. Reimbursed expenses for real estate taxes, common area maintenance, utilities, janitorial and building maintenance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant's lease.

     FEDERAL INCOME TAXES - The Company has qualified as a REIT under the Internal Revenue Code and, accordingly, will not be subject to federal income taxes on amounts distributed to shareholders provided certain requirements are met, including the provision that at least 95% of its real estate investment trust taxable income is distributed by March 15 of the following year.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)


A.   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES:  (CONTINUED)
     The dividends paid during 1994, 1993 and 1992 were allocated between ordinary income and non-taxable return of capital as follows (amounts are per share):

                               1994      1993      1992
                              ------    ------    ------
     Ordinary income          $  .32    $  .39    $   .26
     Return of capital           .56       .49        .92
                              ------    ------    -------
                              $  .88    $  .88    $  1.18
                              ------    ------    -------
                              ------    ------    -------

     REPURCHASE OF COMMON STOCK - Under the laws of the state of Maryland, all shares of common stock reacquired by the Company must be retired.

     EARNINGS PER SHARE - The computation of earnings per share is based upon the weighted average number of shares outstanding during the period.

B.   PROPERTY TRANSACTIONS:
     SOUTHPORT CENTRE - On January 13, 1994, the Company completed the acquisition of Southport Centre in Apple Valley, Minnesota. The purchase price, including acquisition costs, was $12,985,000 with $12,835,000 paid in cash and $150,000 paid through the issuance of 15,585 shares of the Company's common stock. The acquisition was effective January 1, 1994 using the purchase method of accounting. For the year ended December 31, 1994, Southport Centre's total revenues and expenses (excluding interest on related debt) were $2,157,000 and $891,000, respectively.

     FITCHBURG RIDGE SHOPPING CENTER - On August 31, 1994, the Company completed the acquisition of Fitchburg Ridge Shopping Center in Fitchburg, Wisconsin for $2,071,000, including acquisition costs. The acquisition was accounted for using the purchase method of accounting. For the year ended December 31, 1994, Fitchburg Ridge Shopping Center's total revenues and expenses (excluding interest on related debt) which are included in the accompanying Consolidated Statements of Operations were $139,000 and $58,000, respectively.

     VILLAGE SQUARE - On December 15, 1994, the Company completed the sale of Village Square in Inver Grove Heights, Minnesota. The gross sales price was $810,000 resulting in a loss of approximately $790,000.

C.   NOTES RECEIVABLE:
     Notes receivable consists of four separate notes from parties formerly related to the Company. The notes carry interest rates from 9% to 12%, mature in varying amounts through 2004 and are collateralized by specific tangible assets and/or personal guarantees.

D.   INTEREST IN TWIN OAKS CENTRE:
     In December 1989, the Company entered into a mortgage loan with Twin Oaks Centre L.P. for the construction of Twin Oaks Centre in Silvis, Illinois. The loan, with an unpaid principal balance of $7,233,000 at December 31, 1994, is secured by the Twin Oaks Centre and tax increment financing bonds payable from incremental sales and real estate taxes to be generated by the shopping center and adjacent properties, which are currently undeveloped.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)


D.   INTEREST IN TWIN OAKS CENTRE:  (CONTINUED)
     The Company considered the Twin Oaks Centre L.P. loan impaired and therefore recorded charges in the second quarter of 1994 to reduce the recorded balance of the loan to the estimated value of the underlying collateral. Provisions were based on management's estimate of value of the collateral considering the current and anticipated future operating conditions. Walgreens, a major anchor tenant of the Twin Oaks Centre, vacated in the second quarter of 1994. Although Walgreens continues to pay rent, Company management reviewed the adverse effect of the Walgreens exit on property lease-up and cash flows from the related tax increment financing bonds and provided additional loss reserves in 1994 of $3,150,000.

     On July 10, 1992, M.C.P. Limited Partners, Inc. ("M.C.P."), a limited partner in Twin Oaks Centre L.P., filed a lawsuit in circuit court in Rock Island County, Illinois against Twin Oaks Centre L.P., the general and limited partners of Twin Oaks Centre L.P. (who are formerly related to the Company) and the Company. The lawsuit alleges that the formerly related general and limited partners and the Company acted in collusion and in breach of fiduciary duty to negate the value of Twin Oaks Centre and to enable the Company to attempt to acquire Twin Oaks Centre at less than fair value. M.C.P. is seeking i) to have the Company enjoined from taking any actions to enforce its rights under the loan agreements with Twin Oaks Centre L.P. (such as foreclosure) until Twin Oaks Centre is "leased up", ii) to have the Company transfer back to Twin Oaks Centre L.P. the net proceeds received from a $3,200,000 mortgage loan obtained by Twin Oaks Centre L.P. (which proceeds were applied to the Company's loan), and iii) punitive damages of $2,000,000. Management believes that the allegations are without merit.

     In prior years, a first mortgage (which is a direct obligation of Twin Oaks Centre L.P.) was recorded in the Company's Consolidated Balance Sheet under "Mortgages and Notes Payable". Such amount, in prior years, has been reclassified to "Interest in Twin Oaks Centre" to conform to the classification used in 1994.

E.   INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP:
     The Company has a 50% general partnership interest in Mid-America Bethal, a Nebraska limited partnership. The Company is the managing general partner of Mid-America Bethal and a European investor is the limited partner. Mid-America Bethal owns and operates one enclosed mall and two neighborhood shopping centers.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)


E. INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP: (CONTINUED) Summarized financial information on Mid-America Bethal is as follows:

                                                               DECEMBER 31,
                                                         ------------------------
                                                            1994          1993
                                                         -----------  -----------
BALANCE SHEETS:
   Assets:
      Cash and cash equivalents                          $      829   $        5
      Property, net of accumulated depreciation
         of $5,188,000 and $4,065,000                        30,918       31,924
      Other assets                                              561          681
                                                         ----------   ----------
                                                         $   32,308   $   32,610
                                                         ----------   ----------
                                                         ----------   ----------

   Liabilities and Partners' Capital:
      Accrued liabilities                                $       33   $       33
      Partners' capital                                      32,275       32,577
                                                         ----------   ----------
                                                         $   32,308   $   32,610
                                                         ----------   ----------
                                                         ----------   ----------

                                                                 YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                                                            1994          1993       1992
                                                         -----------   ----------  ---------
STATEMENTS OF OPERATIONS:
   Total Revenues                                        $    4,264   $    3,904  $    4,029
                                                         ----------   ----------  ----------
                                                         ----------   ----------  ----------

   Net Income                                            $    1,798   $    1,492  $    1,785
                                                         ----------   ----------  ----------
                                                         ----------   ----------  ----------

EQUITY IN EARNINGS OF MID-AMERICA
  BETHAL RECORDED BY THE COMPANY
                                                         $      899   $      746   $     892
                                                         ----------   ----------   ---------
                                                         ----------   ----------   ---------


     Mid-America Centers Corp. has agreements with Mid-America Bethal for the management and leasing of properties owned by Mid-America Bethal. For the years ended December 31, 1994, 1993 and 1992, Mid-America Bethal paid property management fees of $172,000, $158,000, and $146,000, respectively, and incurred and capitalized leasing commissions of $39,000, $52,000, and $91,000, respectively. In addition, the Company administers the day-to-day activities of Mid-America Bethal. For these services during each of the three years ended December 31, 1994, the Company received administrative fees from Mid-America Bethal of $20,000.

F.   INVESTMENT IN VALLEY PARK CENTRE:
     The Company had a loan agreement with Valley Park Limited Partnership, a party formerly related to the Company, to facilitate the construction of Valley Park Centre in Russelville, Arkansas. At December 31, 1993, the amount funded under this agreement was $4,049,000. Because the Company was entitled to share in the net cash generated from the operation and from the sale of Valley Park Centre, the loan was accounted for as a real estate investment. On April 9, 1994, the loan was paid in full resulting in a gain of $1,260,000, net of transaction costs.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)


G.   MORTGAGES AND NOTES PAYABLE:
     Mortgages and notes payable are comprised of the following:


                                                                                                                 DECEMBER 31,
                                                  MAXIMUM        INTEREST       ANNUAL         MATURITY       -----------------
                                                  AVAILABLE        RATE         PAYMENT          DATE         1994         1993
                                                  ---------      --------       -------        --------       ----         ----
Fixed Rate Mortgage Debt:
     Mortgages and Notes Payable:
          Cornhusker Plaza                                          9.75%       $  396        June 1995      $ 3,712     $ 3,743
          Lakewood Mall                                             8.50%       $  768        Aug. 1995        7,761       7,869
          Twin Oaks Centre Loan                                     8.25%       $   84        Apr. 1996          743         765
          Miracle Hills Park                                        9.00%       $  456        Aug. 1997        3,403       3,447
          Meadows S.C.                                              9.88%       $  348        Nov. 1998        3,091       3,132
          Bishop Heights                                            9.75%       $   96        Nov. 2000          714         744
          Eastville Plaza                                           8.25%       $  324        Feb. 2001        2,966       2,994
          Rivergate S.C.                                           10.00%       $  336        Jan. 2002        3,143       3,164
          Shenandoah Plaza                                         10.00%       $  456        Jan. 2002        4,223       4,252
          Moorland Square                                           9.00%       $  384        Nov. 2002        3,707       3,754
          Kimberly West                                             8.00%       $  408        Dec. 2002        4,231       4,294
                                                                  ------                                     -------     -------
               Total                                                9.07%                                     37,694      38,158
     Other Notes and Obligations                                   11.00%                                         26          50
                                                                  ------                                     -------     -------
     Total Fixed-Rate Mortgage Debt                                 9.07%                                     37,720      38,208
Adjustable-Rate Debt:
     Revolving Credit Agreements:
          Working Line of Credit                    $ 5,000         9.00%                     July 1995          138       2,875
          Lines of Credit for
             Acquisitions:                          $10,000         9.00%                     July 1995        4,056        ----
                                                    $15,000         9.00%                     July 1995       12,750        ----
                                                                  ------                                     -------     -------
                                                                    9.00%                                     16,944       2,875
     Mortgage Loans:
          Edgewood S.C.-Phase II                    $ 5,000         9.00%                     July 1995        5,000       4,785
          Fairacres S.C.                            $ 3,822         9.50%                     July 1995        3,822       6,000
                                                                  ------                                     -------     -------
                                                                    9.22%                                      8,822      10,785
                                                                  ------                                     -------     -------
     Total Adjustable-Rate Debt                                     9.07%                                     25,766      13,660
                                                                  ------                                     -------     -------

Total Mortgages and Notes Payable                                   9.07%                                    $63,486     $51,868
                                                                   -----                                     -------     -------
                                                                   -----                                     -------     -------

     In July 1994, the Company renewed its revolving credit agreement with a local bank which consist of a $5,000,000 working capital line and a $10,000,000 acquisitions line. Interest is charged at 1/2% over the national prime rate or 9% at December 31, 1994. The revolving credit agreement is collateralized by Monument Mall, Germantown Shopping Center and Ile de Grand. The local bank charges an unused commitment fee of 1/8%. At December 31, 1994, $138,000 was outstanding on the $5,000,000 working capital line of credit and $4,056,000 was outstanding on the $10,000,000 acquisitions line.

     In July 1994, the Company renewed its revolving credit agreement with a separate local bank for a $15,000,000 acquisitions line. Interest is charged at 1/2% over the national prime rate or 9% at December 31, 1994. The revolving credit agreement is collateralized by Thunderbird Mall, Delta Plaza, Macon County Plaza and Town West Center. The local bank charges an unused commitment fee of 1/4%. At December 31, 1994, $12,750,000 was outstanding on the $15,000,000 acquisitions line of credit.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)


G.   MORTGAGES AND NOTES PAYABLE:  (CONTINUED)
     Since December 31, 1994, the Company has secured commitments for $8,000,000 of 9.20% mortgage financing on the Southport Centre and $6,500,000 of 9.08% mortgage financing on the Edgewood Shopping Centers. Both mortgages have a seven-year term requiring interest only payments for the first five years with subsequent payments based upon a 25 year amortization. The loan proceeds will be primarily used to retire adjustable rate debt.

     Principal maturities of total mortgages and notes payable, after giving effect to the commitments described above, for the next five years are as follows: 1995 - $23,112,000; 1996 - $1,062,000; 1997 - $3,615,000; 1998 -
$3,249,000; 1999 - $314,000; 2000 and thereafter - $32,134,000.

     Substantially all of the Company's properties serve as collateral on one or more of the above-mentioned obligations. The Company was in compliance with all debt covenants at December 31, 1994 which require, among other covenants, that the Company's total debt will not exceed 50% of total assets.

H.   COMMITMENTS AND CONTINGENCIES:
     YIELD MAINTENANCE AGREEMENT - In June 1992, the Company entered into a Yield Maintenance Agreement, as amended, (the "YMA") with parties formerly related to the Company. Under the YMA, the formerly related parties guarantee a 10% return from June 1, 1992 to December 31, 1996, calculated on a quarterly basis, to the Company based upon the amount of the Company's Investment Base for five specific properties purchased from the formerly related parties. If the net operating income of the properties after debt service on a quarterly basis does not exceed the required 10% return, the difference (defined as the "Arrearage" in the YMA) is owed to the Company by the formerly related parties. The formerly related parties have the option of paying the Arrearage in cash every quarter or having it added to the Investment Base.

     Under the YMA, the market value of these properties will be determined as of December 31, 1996. The determined market value will be based on a 10.25% capitalization rate applied to net operating income for the year ended December 31, 1996. If the determined market value of the properties is different than the Company's Adjusted Acquisition Cost, the difference will be paid by or owed to the Company, subject to certain limits.

     The obligations of the formerly related parties under the YMA are limited to $2,800,000 and are secured by promissory notes. The promissory notes are personally guaranteed by the formerly related parties and are collateralized by specific tangible collateral.

     Under the YMA, the Company has an assignment of a 50% interest in Kearney Mall Associates, Ltd., Limited Partnership, whose limited partners were formerly related to the Company, which owns Hilltop Mall in Kearney, Nebraska.
Cumulative amounts received under this assignment totaled $201,000 through December 31, 1994.

     At December 31, 1994, accumulated YMA arrearages (which are not reflected in the consolidated financial statements) exceeded the guaranteed limits.

     LITIGATION - The Company is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)


I.   SHAREHOLDERS' EQUITY:
     The Company completed on January 22, 1993 the public sale of 3,000,000 shares of common stock and received net proceeds of $26,777,000 (after placement agent fees and out-of-pocket expenses). The proceeds from the sale were used to retire debt and provide funds for expansion projects.

J.   EMPLOYEE BENEFIT AND STOCK OPTION PLAN:
     RETIREMENT SAVINGS PLAN - In 1994, the Company established a qualified savings 401(k) plan covering substantially all full-time employees.
Participants may contribute up to 15.0% of their pre-tax base pay with the Company matching contributions equal to 1.0% of the first 4.0% of participant contributions. Participants vest immediately in Company contributions over five years. Contribution expense was $19,000 for the year ended December 31, 1994.

     STOCK OPTION PLAN - Pursuant to the Amended Stock Option Plan ("Amended Plan"), which was approved by shareholders on June 3, 1992, the Company's Board of Directors is authorized to issue options to purchase shares of common stock at the then current market price of such shares to employees of the Company and Mid-America Centers Corp. The Amended Plan provides that options may not be issued for more than an aggregate of 175,000 shares. Stock options became exercisable over discretionary periods not to exceed 10 years from the date of grant.

     Following is a summary of the option activity under the Amended Plan:

                                             SHARES
                                          UNDER OPTION   OPTION PRICE PER SHARE
                                          ------------   ----------------------
     Outstanding January 1, 1992                ----          ----
     Granted                                  108,000    $10.375 to $25.375
                                             --------
     Outstanding December 31, 1992            108,000    $10.375 to $25.375
     Granted                                  140,000         $10.75
     Canceled                                (108,000)   $10.375 to $25.375
                                             ---------
     Outstanding December 31, 1993            140,000         $10.75
     Forfeited                                (15,000)        $10.75
                                             ---------
     Outstanding at December 31, 1994         125,000         $10.75
                                             ---------
                                             ---------

At December 31, 1994, 33,000 stock options were exercisable.


K.   DISCLOSURE OF FAIR VALUE:
     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)


K.   DISCLOSURE OF FAIR VALUE:  (CONTINUED)
     CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE:
     The carrying amounts of these items are a reasonable estimate of their fair value.

     NOTES RECEIVABLE:
     The carrying amounts of these items represents the Company's reasonable estimate of their fair value.

     MORTGAGES AND NOTES PAYABLE - FIXED RATE MORTGAGE DEBT:
     At December 31, 1994, the carrying amount was $37,720,000 compared to an estimated fair market value of approximately $37,365,000. Interest rates that are currently available to the Company for the issuance of mortgages with similar terms and remaining maturities were used to estimate fair value of these mortgages.

L.   LEASING ACTIVITIES:
     Spaces in the Company's properties are leased under operating leases with initial terms ranging from one to 40 years. Certain of the leases contain options to renew. Leases generally provide for minimum rents and percentage rents plus reimbursement of certain operating expenses. The majority of tenants pay reimbursements for their pro rata share of certain operating expenses.

     Rent income in excess of base rent from tenants with percentage rent provisions (based upon tenant sales levels for a specified period) for the years ended December 31, 1994, 1993 and 1992 was $366,000, $387,000 and $359,000,
respectively.

     Wal-Mart, Herberger's, Hy-Vee grocery stores, Kmart, Target and/or Shopko and J.C. Penney anchored a total of 17 of the Company's properties either as tenants or as occupants of buildings adjacent to the properties and lease in the aggregate approximately 32% of the total leasable space in the Company's properties.

     Additionally, Kmart, Hy-Vee grocery stores, Herberger's and/or Wal-Mart anchored all Mid-America Bethal properties as either tenants or as occupants of buildings adjacent to the properties and lease approximately 38% of the total leasable space in the Mid-America Bethal properties.

     The only tenant that occupies more than 10% of the gross leasable space of the properties owned by the Company at December 31, 1994 is Wal-Mart, whose five stores at properties owned by the Company occupy approximately 15.0% of total gross leasable area. Wal-Mart also operates stores adjacent to five of the Company's properties and to one of Mid-America Bethal's properties.

     Future base rents under non-cancelable operating leases on properties owned solely by the Company at December 31, 1994 are as follows:


                                                   OTHER
  YEAR ENDING DECEMBER 31,       WAL-MART         TENANTS         TOTAL
  ------------------------     ------------    ------------    ------------
          1995                 $      1,225    $     13,947    $     15,172
          1996                        1,225          12,750          13,975
          1997                        1,225          11,094          12,319
          1998                        1,225           9,905          11,130
          1999                        1,225           9,122          10,347
          Thereafter                  8,108          66,634          74,742
                               ------------    ------------    ------------
                               $     14,233    $    123,452    $    137,685
                               ------------    ------------    ------------
                               ------------    ------------    ------------


The Company had no tenant which in any of the three years ended December 31, 1994 would have derived 10 percent or more of the Company's rental income or total revenues.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)



M.QUARTERLY INFORMATION (UNAUDITED):

                                     First        Second         Third        Fourth
                                    Quarter       Quarter       Quarter       Quarter       Total
                                  -----------   -----------   -----------   -----------   -----------
Year Ended December 31, 1994:
  Total revenues                   $  5,275      $  5,286      $  5,140      $  5,451      $ 21,152
  Net income (loss) (1)            $    575      $ (1,285)     $    512      $     70      $   (128)
  Net income (loss) per share         $ .07         $(.16)        $ .06         $ .01         $(.02)
  Dividends declared per share        $ .22         $ .22         $ .22         $ .22         $ .88
  Weighted average number
    of shares outstanding         8,280,212     8,280,212     8,279,892     8,279,892     8,280,052


Year Ended December 31, 1993:
  Total revenues                   $  4,816      $  4,421      $  4,516      $  4,680      $ 18,433
  Net income                       $    146      $    629      $    692      $    729      $  2,196
  Net income per share                $ .02         $ .08         $ .08         $ .09         $ .27
  Dividends declared per share        $ .22         $ .22         $ .22         $ .22         $ .88
  Weighted average number
    of shares outstanding         7,564,627     8,264,627     8,264,627     8,264,627     8,092,024

(1) The variation in income (loss) noted in the second quarter of 1994 was due to the $3,150,000 loss reserve relating to the Company's interest in Twin Oaks Centre for the year ended December 31, 1994. This amount reflects charges to reduce the recorded value of the Company's loan to the Twin Oaks Centre L.P. (which is recorded on the Consolidated Balance Sheet as "Interest in Twin Oaks Centre") to the fair value of the underlying collateral.

     The collateral for the Company's loan to the Twin Oaks Centre L.P. includes the Twin Oaks Centre (the "Centre") a 95,000 square-foot neighborhood shopping center in Silvis, Illinois, and tax increment financing bonds issued in connection with the Centre. Walgreens, a major anchor tenant of the Centre, vacated in the second quarter of 1994. Although Walgreens continues to pay rent, Company management reviewed the adverse effect of the Walgreens exit on property lease-up and cash flows from the tax increment financing bonds and provided additional loss reserves with respect to the Company's loan on the property in the second quarter of 1994.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         (COLUMNAR DOLLARS IN THOUSANDS)

                                                                             Reductions
                                                             Additional      from Master           Gross Amount at Which
                                 Initial Cost to Company       Costs           Lease            Carried at December 31, 1994
                                --------------------------   Subsequent      and Income   -----------------------------------------
                     Encum-                  Buildings and      to           Guarantee                  Buildings and
  Description        brances        Land      Improvements   Acquisition      Payments        Land       Improvements      Total
----------------     -------    -----------  -------------  -------------  -------------  ------------  --------------- -----------
Monument Mall,       Line of
  Scottsbluff, NE    Credit(2)   $    420      $   9,691     $    2,791     $   (1,612)    $     353     $    10,937     $  11,290

Delta Plaza,         Line of
  Escanaba, MI       Credit(2)        527          6,949          4,340           (311)        1,096          10,409        11,505

Thunderbird Mall,    Line of
  Virginia, MN       Credit(2)        306          6,027          3,131           ----           305           9,159         9,464

Eastville Plaza,
  Fremont, NE        $  2,966         706          3,529            620           (403)          633           3,819         4,452

Bishop Heights,
  Lincoln, NE        $    714         710            723            147           ----           710             870         1,580

Westview Plaza,
  McCook, NE         None              90          1,010             24           (142)           78             904           982

Ile de Grand,        Line of
  Grand Island, NE   Credit(2)        690          2,880            796           ----           690           3,676         4,366

Edgewood-Phase I,
  Lincoln, NE        None           1,396          1,993          1,284           ----         1,396           3,277         4,673

Edgewood-Phase II,
  Lincoln, NE        $  5,000       1,387          4,327            735           ----         1,387           5,062         6,449

The Meadows,
  Lincoln, NE        $  3,091       1,179          3,121             19           ----         1,179           3,140         4,319

Miracle Hills Park,
  Omaha, NE          $  3,403       2,250          4,972            424           (330)        2,147           5,169         7,316

Macon County,        Line of
  Lafayette, TN      Credit(2)   $    228      $   3,021     $       46     $      (40)    $     225     $     3,030     $   3,255


                     Accumulated
                     Depreciation                     Date of
                          at          Completion    Acquisition
                     December 31,      Date for         or
  Description            1994        Construction   Completion
---------------      -------------   ------------   -----------
Monument Mall,
  Scottsbluff, NE     $  (2,637)       08/1986        12/30/86

Delta Plaza,
  Escanaba, MI           (2,009)       09/1971        12/30/86

Thunderbird Mall,
  Virginia, MN           (1,781)       09/1971        12/30/86

Eastville Plaza,
  Fremont, NE            (1,001)       08/1986        12/30/86

Bishop Heights,
  Lincoln, NE              (235)       09/1971        12/30/86

Westview Plaza,
  McCook, NE               (240)       12,1985        12/30/86

Ile de Grand,
  Grand Island, NE         (810)       07/1977        04/09/87

Edgewood-Phase I,
  Lincoln, NE              (802)       09/1980        06/01/87

Edgewood-Phase II,
  Lincoln, NE              (568)       06/1991        06/26/91

The Meadows,
  Lincoln, NE              (679)       12/1987        06/01/88

Miracle Hills Park,
  Omaha, NE              (1,186)       03/1987        07/05/88

Macon County,
  Lafayette, TN       $    (627)       12/1985        12/21/88

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                            Reductions
                                                             Additional     from Master             Gross Amount at Which
                                 Initial Cost to Company       Costs           Lease             Carried at December 31, 1994
                                --------------------------   Subsequent     and Income    -----------------------------------------
                     Encum-                  Buildings and       to          Guarantee                   Buildings and
  Description        brances        Land     Improvements    Acquisition     Payments         Land       Improvements      Total
----------------     -------    -----------  -------------  -------------  -------------  ------------  --------------  -----------
Town West Center,    Line of
  Paragould, AR      Credit(2)        366          4,263             48           ----           366           4,311         4,677

Rivergate,
  Shelbyville, IN    $  3,143         163          4,058            277            (25)          162           4,311         4,473

Germantown,          Line of
  Jasper, IN         Credit(2)        488          8,766            335            (15)          540           9,034         9,574

Shenandoah Plaza,
  Newnan, GA         $  4,223         485          5,281             94           ----           485           5,375         5,860

Cornhusker Plaza,
  South Sioux
  City,NE            $  3,712       1,185          3,169              4            (26)        1,185           3,147         4,332

Lakewood Mall,
  Aberdeen, SD       $  7,761        6001          3,890            514           ----         1,040          14,414        15,454

Kimberly West,
  Davenport, IA      $  4,231       1,700          4,653             69           ----         1,790           4,722         6,512

Moorland Square,
  New Berlin, WI     $  3,707       1,550          3,750            100           ----         1,927           3,850         5,777

Fairacres,
  Oshkosh, WI        $  3,822       1,500          3,310            282           ----         1,600           3,592         5,192

Southport Centre,
  Apple Valley, MN   None           3,675          8,946           ----           ----         3,675           8,946        12,621

Fitchburg Ridge,
  Fitchburg, WI      None        $    500      $   1,545     $     ----     $     ----     $     500     $     1,545     $   2,045
                                 --------      ---------     ----------     ----------     ---------     -----------     ---------
                                 $ 22,100      $ 109,876     $   16,081     $   (2,904)    $  23,469     $   122,699     $ 146,168
                                 --------      ---------     ----------     ----------     ---------     -----------     ---------
                                 --------      ---------     ----------     ----------     ---------     -----------     ---------


                      Accumulated
                      Depreciation                    Date of
                           at         Completion    Acquisition
                      December 31,     Date for         or
  Description            1994        Construction   Completion
---------------      -------------   ------------   -----------
Town West Center,
  Paragould, AR            (818)       04/1987        12/21/88

Rivergate,
  Shelbyville, IN          (772)       03/1986        12/21/88

Germantown,
  Jasper, IN             (1,598)       12/1985        12/21/88

Shenandoah Plaza,
  Newnan, GA             (1,053)       02/1988        12/21/88

Cornhusker Plaza,
  South Sioux
  City,NE                  (360)       02/1990        06/27/91

Lakewood Mall,
  Aberdeen, SD           (1,153)       08/1990        08/28/92

Kimberly West,
  Davenport, IA            (369)       01/1989        12/14/92

Moorland Square,
  New Berlin, WI           (225)       02/1990        11/23/92

Fairacres,
  Oshkosh, WI              (268)       05/1992        12/22/92

Southport Centre,
  Apple Valley, MN         (251)       01/1992        01/01/94

Fitchburg Ridge,
  Fitchburg, WI       $     (13)       12/1980        08/31/94
                      ----------
                      $ (19,455)
                      ----------
                      ----------

(1) The aggregate cost for federal income tax purposes for these properties is approximately $145,152,000.
(2)  Revolving credit agreements totaled $16,944,000 at December 31, 1994.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                       Buildings
                                                          Land         and Tenant    Equipment      Construction-
                                           Land       Improvements    Improvements  and Fixtures    in-Progress       Total
                                         ---------    ------------    ------------  ------------    -------------   ----------
REAL ESTATE
Balance, January 1, 1992                 $  14,044      $  10,385      $  70,389      $     363      $     715      $  95,897
  Additions at cost                          5,353          2,841         23,821             35          2,724         34,775
  Reclassification of amounts
    to land and outlots held for sale       (1,433)          (736)          ----           ----           ----         (2,170)
  Transfer of assets when placed
    into service                               591           ----          2,357           ----         (2,948)          ----
                                         ---------      ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1992                  18,555         12,490         96,567            398            491        128,502
  Additions at cost                              1            133          1,391            114          1,039          2,678
  Retirements                                   (9)          ----           (115)           (22)          ----           (147)
  Transfer of assets when placed
    into service                              ----           ----          1,224           ----         (1,224)          ----
                                         ---------      ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1993                  18,547         12,623         99,067            490            306        131,034
  Additions at cost                          4,175            890         11,217             77            523         16,884
  Retirements                                 (268)          (171)        (1,425)            (8)          ----         (1,872)
  Reclassification of outlots held for
    sale to land                             1,015           ----           ----           ----           ----          1,015
  Transfer of assets when place
    into service                              ----           ----            495           ----           (495)          ----
                                         ---------      ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1994               $  23,469      $  13,343      $ 109,356      $     559      $     334      $ 147,061
                                         ---------      ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------      ---------

ACCUMULATED DEPRECIATION
Balance, January 1, 1992                 $    ----      $   2,265      $   6,557      $     154      $    ----      $   8,977
  Additions charged to costs and expenses     ----             73         42,321             64           ----          3,119(A)
  Retirements                                 ----           ----           ----           ----           ----           ----
                                         ---------      ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1992                    ----          2,999          8,878            218           ----         12,096
  Additions charged to costs and expenses     ----            843          2,887             81           ----          3,811(B)
  Retirements                                 ----           ----           ----            (22)          ----            (22)
                                         ---------      ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1993                    ----          3,842         11,765            277           ----         15,885
  Additions charged to costs and expenses     ----            894          3,325             73                         4,294(C)
  Retirements                                 ----            (89)          (282)            (6)          ----           (379)
                                         ---------      ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1994               $    ----      $   4,647      $  14,808      $     344      $    ----      $  19,800
                                         ---------      ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------      ---------

(A) Depreciation expense for the year ended December 31, 1992 of $3,211,000 is comprised of depreciation on the Company's properties of $3,119,000 (as shown above) plus $92,000 of depreciation recognized on the Company's interest in Twin Oaks Centre.
(B) Depreciation expense for the year ended December 31, 1993 of $3,968,000 is comprised of depreciation on the Company's properties of $3,811,000 (as shown above) plus $157,000 of depreciation recognized on the Company's interest in Twin Oaks Centre.



(C) Depreciation expense for the year ended December 31, 1994 of $4,372,000 is comprised of depreciation on the Company's properties of $4,294,000 (as shown above) plus $78,000 of depreciation recognized on the Company's interest in Twin Oaks Centre.


                     MID-AMERICA BETHAL LIMITED PARTNERSHIP


                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

The following Financial Statements of Mid-America Bethal Limited Partnership and the related Independent Auditors' Report are included in Item 14(d) of Mid-America Realty Investments, Inc.'s Form 10-K:

                                                                          PAGE
                                                                         ------
     Independent Auditors' Report . . . . . . . . . . . . . . . .          38
     Balance Sheets at December 31, 1994 and 1993 . . . . . . . .          39
     Statements of Income for the years ended December 31,
          1994, 1993, and 1992. . . . . . . . . . . . . . . . . .          40
     Statements of Changes in Partners' Capital for the years
          ended December 31, 1994, 1993, and 1992 . . . . . . . .          41
     Statements of Cash Flows for the years ended December 31,
          1994, 1993, and 1992. . . . . . . . . . . . . . . . . .          42
     Notes to Financial Statements... . . . . . . . . . . . . . .          43

The following Financial Statement Schedules of Mid-America Bethal Limited Partnership are furnished pursuant to Rule 3-09:

     Schedule XI - Real Estate and Accumulated Amortization . . .          45

All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Partners
Mid-America Bethal Limited Partnership
Omaha, Nebraska

     We have audited the accompanying balance sheets of Mid-America Bethal Limited Partnership as of December 31, 1994 and 1993, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index on page 34. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Mid-America Bethal Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

February 17, 1995
Omaha, Nebraska

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                     December 31,
                                           ---------------------------
ASSETS                                          1994           1993
                                            -----------    -----------
Cash and cash equivalents                   $   829,516    $     5,396
Accounts receivable, net of allowances
  of $101,000 and $55,000                       294,156        389,738
Property:
  Land and land improvements                  6,489,085      6,457,478
  Buildings                                  29,384,934     29,295,883
  Equipment and fixtures                        231,353        231,353
                                            -----------    -----------
                                             36,105,372     35,984,714
Less:  Accumulated depreciation              (5,187,711)    (4,061,186)
                                            -----------    -----------
                                             30,917,661     31,923,528

Intangible assets, less accumulated
  amortization of $134,322 and $84,209          262,611        274,824
Other assets                                      4,233         16,777
                                            -----------    -----------
                                            $32,308,177    $32,610,263
                                            -----------    -----------
                                            -----------    -----------
LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities                         $    33,599    $    33,519

Partners' capital                            32,274,578     32,576,744
                                            -----------    -----------
                                            $32,308,177    $32,610,263
                                            -----------    -----------
                                            -----------    -----------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                            -----------------------------------------
                                                1994           1993           1992
                                            -----------    -----------    -----------
REVENUES:
  Rental income                             $ 3,451,278    $ 3,058,639    $ 3,148,725
  Reimbursement income                          757,982        804,272        825,990
  Other income                                   54,363         40,986         54,396
                                            -----------    -----------    -----------

    Total Revenues                            4,263,623      3,903,897      4,029,111

EXPENSES:
  Real estate taxes                             337,674        336,376        306,241
  Management fees                               172,609        157,583        146,343
  Other property costs                          767,845        787,713        720,626
  Administrative expenses                        15,418         32,339         32,498
  Depreciation and amortization               1,172,243      1,098,353      1,038,871
                                            -----------    -----------    -----------

    Total Expenses                            2,465,789      2,412,364      2,244,579
                                            -----------    -----------    -----------

NET INCOME                                  $ 1,797,834    $ 1,491,533    $ 1,784,532
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

                                                            Albeth
                                   Mid-America Realty    Investments
                                    Investments Inc.         L.P.               Total
                                   ------------------    ------------       -------------
BALANCE, JANUARY 1, 1992             $  14,900,339      $  14,900,340       $  29,800,679

Partner contributions:
  Imperial Mall improvements             1,057,500          1,057,500           2,115,000

Allocation of net income                   892,266            892,266           1,784,532

Distributions paid                      (1,307,500)        (1,307,500)         (2,615,000)
                                     -------------      -------------       -------------

BALANCE, DECEMBER 31, 1992              15,542,605         15,542,606          31,085,211

Partner contributions:
  Imperial Mall improvements             1,300,000          1,300,000           2,600,000

Allocation of net income                   745,767            745,766           1,491,533

Distributions paid                      (1,300,000)        (1,300,000)         (2,600,000)
                                     -------------      -------------       -------------

BALANCE, DECEMBER 31, 1993              16,288,372         16,288,372          32,576,744

Allocation of net income                   898,917            898,917           1,797,834

Distributions paid                      (1,050,000)        (1,050,000)         (2,100,000)
                                     -------------      -------------       -------------

BALANCE, DECEMBER 31, 1994           $  16,137,289      $  16,137,289       $  32,274,578
                                     -------------      -------------       -------------
                                     -------------      -------------       -------------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                      -----------------------------------------
                                                          1994           1993           1992
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 1,797,834    $ 1,491,533    $ 1,784,532
  Adjustments:
    Depreciation and amortization                       1,172,243      1,098,353      1,038,871
    Increase (decrease) in related liabilities                 80         (1,239)        (7,461)
    (Increase) decrease in related assets                 112,429        112,986        (63,220)
                                                      -----------    -----------    -----------
  Net Cash Flows From Operating Activities              3,082,586      2,701,633      2,752,722

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property:
    Renovation and expansion projects                        ----     (3,305,577)      (981,157)
    Tenant improvements                                   (31,607)      (136,989)      (649,052)
    Other capital expenditures                            (89,051)          ----         (1,730)
  Cash paid for leasing fees                              (37,808)      (113,696)      (120,219)
  Other receipts and payments                                ----         17,277         20,000
                                                      -----------    -----------    -----------
  Net Cash Flows From Investing Activities               (158,466)    (3,538,985)    (1,732,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions by partners                                  ----      2,600,000      2,115,000
  Distributions made to partners                       (2,100,000)    (2,600,000)    (2,615,000)
  Net change in restricted funds                             ----           ----         22,504
                                                      -----------    -----------    -----------
  Net Cash Flows From Financing Activities             (2,100,000)          ----       (477,496)
                                                      -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS:                                       824,120       (837,352)       543,068

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                         5,396        842,748        299,680
                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                         $   829,516    $     5,396    $   842,748
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
       DESCRIPTION OF BUSINESS - Mid-America Bethal Limited Partnership, formerly Dial Bethal Limited Partnership (Mid-America Bethal), a Nebraska limited partnership, was formed on June 1, 1989 between Mid-America Realty Investments, Inc. (Mid-America Realty) and Albeth Investments, L.P. (Albeth), pursuant to provisions of an Amended and Restated Partnership Agreement (the "Partnership Agreement"). Mid-America Realty holds a 50% interest and is the Managing General Partner of the Partnership. Albeth holds a 50% limited partner interest.

       On October 31, 1994, Dial Bethal Limited Partnership filed an amendment to the Certificate of Limited Partnership changing its name to Mid-America Bethal Limited Partnership.

       CASH AND CASH EQUIVALENTS - Mid-America Bethal considers short-term investments with a maturity at acquisition of three months or less as cash equivalents.

       PROPERTY - Property is stated at cost and is depreciated using the straight-line method over the following lives: land improvements - 15 years; buildings - 40 years; tenant improvements - term of the lease; and equipment and fixtures - 5 to 7 years.

       INTANGIBLE ASSETS - Costs incurred in the organization of Mid-America Bethal are amortized using the straight-line method over a 60-month period. Fees paid for leasing commissions on new or renewed leases are amortized using the straight-line method over the initial term or extension of the lease.

       LEASES - All leases with tenants are classified as operating leases.

       REVENUE RECOGNITION - Minimum rents from tenants are recognized monthly based upon total fixed cash flow over the initial term of the lease, using the straight-line method. Percentage rents are based upon tenant sales levels for a specified period. Reimbursed expenses for real estate taxes, common area maintenance, utilities, janitorial and building maintenance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant's lease.

       INCOME TAXES - The financial statements do not include any provision for income taxes as Mid-America Bethal is not a taxable entity. The individual partners are responsible for their share of taxable income.

       RECLASSIFICATIONS - Certain reclassifications have been made to the 1992 and 1993 financial statements to conform to those classifications used in 1994.

B.  RELATED PARTY TRANSACTIONS:
       ADMINISTRATION OF MID-AMERICA BETHAL - Pursuant to the Partnership Agreement, Mid-America Realty provides administrative services and manages the day-to-day affairs of Mid-America Bethal as Managing General Partner. For these services during each of the years ended December 31, 1994, 1993, and 1992, Mid-America Bethal paid $20,000.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

B.  RELATED PARTY TRANSACTIONS:  (CONTINUED)
       PROPERTY MANAGEMENT AND LEASING - Mid-America Bethal has entered into property management agreements with Mid-America Centers Corp., a wholly-owned subsidiary of Mid-America Realty. Under these agreements, Mid-America Centers is responsible for the day-to-day operations of all the properties, including leasing, rent collections and maintenance. For these services, Mid-America Bethal pays a management fee of 4% of gross revenues. Mid-America Centers also receives leasing commissions upon the obtaining of new tenant leases, the renegotiation of existing tenant leases and the renewal of existing tenant leases if the tenants did not have a renewal option in the original lease. For the years ended December 31, 1994, 1993, and 1992, $172,609, $157,583, and $146,343, respectively, was incurred for management fees and $39,222, $52,373, and $90,892, respectively, was incurred and capitalized as leasing fee commissions.

C.  CONSTRUCTION COMMITMENT:
       Mid-America Bethal entered into a settlement and lease termination agreement in October 1992 with F.W. Woolworth Co. ("Woolworth"), which previously leased a 41,770 square-foot store at Imperial Mall. Under the lease agreement, Woolworth paid $74,977 in rental income and no expense reimbursements on an annual basis. The agreement was entered into in order to obtain the Woolworth space so it could be razed and a new store for Kmart Corporation ("Kmart") could be constructed. Mid-America Bethal has a lease with Kmart for a 91,266 square-foot store, for which Kmart pays $460,894 in rental income on an annual basis and is responsible for all costs of its building. The Woolworth store closed and the lease was terminated on October 13, 1992. The Kmart store opened for business and commenced paying rent on November 11, 1993. The cost to terminate the Woolworth lease was $500,000 and the total cost to construct the Kmart store was approximately $3,741,000. These costs were financed by equal cash contributions from Mid-America Realty and Albeth.

D.  LEASING ACTIVITIES:
       Space in the properties is leased under operating leases with initial terms ranging from one year to thirty years. Certain of the leases contain options to renew. Leases generally provide for minimum rents and percentage rents plus reimbursement of certain operating expenses. The majority of tenants pay reimbursements for their pro rata share of certain operating expenses.

       Rent income in excess of base rent for tenants with percentage rent provisions (based upon tenants sales levels for a specified period) for the years ended December 31, 1994, 1993, and 1992 was $122,619, $102,878, and
    $158,288, respectively.

    Future base rents under non-cancelable operating leases at December 31, 1994 are as follows:


       Year Ending December 31,                    Amount
       ------------------------                -------------
               1995                            $  3,433,608
               1996                               3,132,572
               1997                               3,026,214
               1998                               2,956,249
               1999                               2,634,745
            Thereafter                           20,828,666
                                               ------------
                                               $ 36,012,054
                                               ------------
                                               ------------

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION




                                                                                           Reductions
                                                                        Additional         from Master
                                           Initial Cost to Company        Costs               Lease
                                        -----------------------------   Subsequent         and Income
                               Encum-                  Buildings and        to              Guarantee
   Description                brances       Land       Improvements     Acquisition          Payments
-----------------             -------   ------------ ---------------- --------------     --------------
Imperial Mall,
  Hastings, NE                 None      $  677,826    $11,851,303      $6,596,455        $    ----

Stockyards Plaza,
  Omaha, NE                    None         944,111      6,602,742         493,700         (372,877)

Stockyards Theatres,
  Omaha, NE                    None         251,645      1,849,242            ----             ----

Taylor Heights
  Shopping Center,
  Sheboygan, WI                None       1,029,223      5,697,723         252,926             ----
                                        -----------    -----------      ----------        ---------
                                         $2,902,805    $26,001,010      $7,343,081        $(372,877)
                                        -----------    -----------      ----------        ---------
                                        -----------    -----------      ----------        ---------





                                    Gross Amount at Which              Accumulated
                                 Carried at December 31, 1994          Depreciation                       Date of
                         ------------------------------------------        at           Completion      Acquisition
                                        Buildings and                  December 31,      Date for            or
   Description                Land      Improvements       Total           1994        Construction      Completion
-----------------        ------------- -------------- --------------  -------------- ----------------- ----------------
Imperial Mall,
  Hastings, NE          $   834,020     $18,291,564    $19,125,584     $(2,565,794)         09/1970       12/01/87

Stockyards Plaza,
  Omaha, NE               1,041,577       6,626,099      7,667,676      (1,227,480)         08/1988       06/01/89

Stockyards Theatres,
  Omaha, NE                 251,645       1,849,242      2,100,887        (288,923)         06/1990       07/17/90

Taylor Heights
  Shopping Center,
  Sheboygan, WI           1,034,231       5,945,641      6,979,872        (899,927)         02/1989       07/30/90
                        -----------     -----------    -----------     ------------

                        $ 3,161,473     $32,712,546    $35,874,019     $(4,982,124)
                        -----------     -----------    -----------     ------------
                        -----------     -----------    -----------     ------------


(1) The aggregate cost for federal income tax purposes for these properties is approximately $35,874,000.

                                       46

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

                                                                Buildings
                                                     Land       and Tenant      Equipment    Construction-
                                     Land        Improvements  Improvements    and Fixtures   in-Progress       Total
                                 ------------    ------------  -------------   ------------  -------------  ------------
REAL ESTATE
Balance, January 1, 1992          $ 3,164,152    $ 3,298,431   $ 23,857,804     $  229,624    $   384,741   $ 30,934,752
   Additions at cost                     ----           ----        577,944         18,729      1,049,139      1,645,812
   Retirements                           ----           ----           ----        (17,000)          ----        (17,000)
   Transfer of assets when
    placed into service                  ----           ----        616,953           ----       (616,953)          ----
   Reductions to basis due to
    master lease payments              (2,679)        (2,426)       (16,310)          ----           ----        (21,415)
                                  -----------    -----------   ------------     ----------    -----------   ------------

Balance, December 31, 1992          3,161,473      3,296,005     25,036,391        231,353        816,927     32,542,149
   Additions at cost                     ----           ----        170,270           ----      3,272,295      3,442,565
   Retirements                           ----           ----           ----           ----           ----           ----
   Transfer of assets when
    placed into service                  ----           ----      4,089,222           ----     (4,089,222)          ----
                                  -----------    -----------   ------------     ----------    -----------   ------------

Balance, December 31, 1993          3,161,473      3,296,005     29,295,883        231,353           ----     35,984,714
   Additions at cost                     ----         31,607         89,051                          ----        120,658
   Retirements                           ----           ----           ----                          ----           ----
   Transfer of assets when
    placed into service                                 ----           ----           ----           ----           ----
                                  -----------    -----------   ------------     ----------    -----------   ------------

Balance, December 31, 1994        $ 3,161,473    $ 3,327,612   $ 29,384,934     $  231,353    $      ----   $ 36,105,372
                                  -----------    -----------   ------------     ----------    -----------   ------------
                                  -----------    -----------   ------------     ----------    -----------   ------------

ACCUMULATED DEPRECIATION
Balance, January 1, 1992                 ----        484,706      1,415,384         95,651           ----      1,995,741
   Additions charged to costs
    and expenses                         ----        219,562        748,589         42,249           ----      1,010,400
   Retirements                           ----           ----           ----         (5,101)          ----         (5,101)

                                  -----------    -----------   ------------     ----------    -----------   ------------

Balance, December 31, 1992               ----        704,268      2,163,973        132,799           ----      3,001,040
   Additions charged to costs
    and expenses                         ----        218,287        799,265         42,594           ----      1,060,146
   Retirements                           ----           ----           ----           ----           ----           ----
                                  -----------    -----------   ------------     ----------    -----------   ------------

Balance, December 31, 1993               ----        922,555      2,963,238        175,393           ----      4,061,186
   Additions charged to costs
    and expenses                         ----        221,949        874,382         30,194           ----      1,126,525
   Retirements                           ----           ----           ----           ----           ----           ----
                                  -----------    -----------   ------------     ----------    -----------   ------------

Balance, December 31, 1994        $      ----    $ 1,144,504   $  3,837,620     $  205,587    $     ----    $ 5,187,711
                                  -----------    -----------   ------------     ----------    -----------   ------------
                                  -----------    -----------   ------------     ----------    -----------   ------------

                                       47

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.



BY:  /s/ JEROME L. HEINRICHS                           February 28, 1995
     --------------------------------
     Jerome L. Heinrichs, Chairman and
        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEROME L. HEINRICHS                                February 28, 1995
-----------------------------------------
Jerome L. Heinrichs, Director and
   Chief Executive Officer


/s/ MICHAEL F. LAWLER                                  February 28, 1995
-----------------------------------------
Michael F. Lawler, Director


/s/ DANIEL A. BURKHARDT                                February 28, 1995
-----------------------------------------
Daniel A. Burkhardt, Director


/s/ E. STANLEY KROENKE                                 February 28, 1995
-----------------------------------------
E. Stanley Kroenke, Director


/s/ JOHN L. MAGINN                                     February 28, 1995
-----------------------------------------
John L. Maginn, Director


/s/ DENNIS G. GETHMANN                                 February 28, 1995
-----------------------------------------
Dennis G. Gethmann, President and
  Chief Operating Officer (Principal
  Financial and Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit                    Description                                   Page
   -------                    -----------                                   ----
     3.   Articles of Incorporation and By-Laws
          3.1 Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company's
                  Form 10-Q for the quarter ended March 31, 1994.
          3.2 By-Laws of the Company, as amended, incorporated by reference to the Company's Registration Statement on Form S-2 (Reg. No. 33-54878) filed on November 24, 1992.

     10.  Material Contracts
          10.1    Purchase and Sale Agreement dated June 1, 1992 by and
                  between the Company, Lakewood Associates Limited
                  Partnership, Twin Oaks Centre Limited Partnership,
                  Kimberly West Shopping Center Limited Partnership, Donald
                  F. Day, Christopher R. Held, Terry L. Clauff and James M. Thorburn incorporated by reference to Exhibit 10.1 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
          10.2    Yield Maintenance Agreement dated June 1, 1992 by and
                  between the Company, Lakewood Associates Limited
                  Partnership, Twin Oaks Centre Limited Partnership,
                  Kimberly West Shopping Center Limited Partnership, Donald
                  F. Day, Christopher R. Held, Terry L. Clauff and James M. Thorburn incorporated by reference to Exhibit 10.2 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
          10.3    Letter dated August 28, 1992 amending the Yield
                  Maintenance Agreement dated June 1, 1992 by and between
                  the Company and Lakewood Associates Limited Partnership, Kimberly West Shopping Center Limited Partnership, Donald
                  F. Day, Christopher R. Held, Terry L. Clauff and James M. Thorburn incorporated by reference to Exhibit 10.3 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
          10.4 Letter of Intent dated September 29, 1992 by and between National-Moorland Associates Limited Partnership,
                  Fairgrounds Limited Partnership and the Company
                  incorporated by reference to Exhibit 10.4 of the
                  Company's Quarterly Report on Form 10-Q for the quarter
                  ended September 30, 1992.
          10.5    Reimbursement Agreement dated September 1, 1988 by and
                  between Kearney Mall Associates, Ltd., Limited
                  Partnership and the Company incorporated by reference to
                  Exhibit 10.5 of the Company's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1992.
          10.6    Promissory Note dated December 22, 1989 by Twin Oaks
                  Centre Limited Partnership incorporated by reference to
                  Exhibit 10.9 of the Company's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1992.
          10.7 Guaranty Agreement dated December 22, 1989 by Twin Oaks Centre, Inc., Donald F. Day, Christopher R. Held, James M. Thorburn, T.L. Clauff and the Company incorporated by reference to Exhibit 10.10 of the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1992.
          10.8    Promissory Note dated December 22, 1989 by Twin Oaks
                  Centre Limited Partnership incorporated by reference to
                  Exhibit 10.11 of the Company's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1992.
          10.9 Guaranty Agreement dated December 22, 1989 by Twin Oaks Centre, Inc., Donald F. Day, Christopher R. Held, James
                  M. Thorburn, T.L. Clauff and the Company incorporated by reference to Exhibit 10.12 of the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1992.
          10.10   Company Stock Option Plan (as amended and restated June
                  1994). . . . . . . . . . . . . . . . . . . . . . . . . .    50

   Exhibit                    Description                                   Page
   -------                    -----------                                   ----

          10.11   Incentive Stock Option Agreement dated May 21, 1992 by
                  and between Jerome L. Heinrichs and the Company
                  incorporated by reference to Exhibit 10.22 of the
                  Company's Quarterly Report on Form 10-Q for the quarter
                  ended September 30, 1992.
          10.12   Stock Option Agreement dated October 27, 1993 by and
                  between Jerome L. Heinrichs and the Company filed as
                  Exhibit 10.12 to the 1993 Form 10-K and incorporated by reference herein.
          10.13 Employment Agreement dated April 13, 1992 by and between Jerome L. Heinrichs and the Company incorporated by reference to Exhibit 10.23 of the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1992.
          10.14   Employment Agreement dated January 20, 1994 by and
                  between Dennis G. Gethmann and the Company filed as
                  Exhibit 10.12 to the 1993 Form 10-K and incorporated
                  by reference herein.
          10.15 Company's Executive Death Benefit Plan incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1994.
          10.16   Company's Executive Deferred Compensation Plan
                  incorporated by reference Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1994.
     21.  Subsidiaries of the registrant . . . . . . . . . . . . . . . . .    60
     23.  Consent of Experts and Counsel.
          23.1    Consent of Deloitte & Touche LLP . . . . . . . . . . . .    61

Pursuant to Item 601(b) (4) of Regulation S-K, certain instruments with respect to the Company's long-term debt obligations are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.10 through 10.16.