Form 10-Q
period 1995-09-30
MID AMERICA REALTY INVESTMENTS INC
filed 1995-11-13
CIK 805057

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          September 30, 1995
                                        -----------------------------
                                                      OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                       -------------------   ---------------
                                       COMMISSION FILE NUMBER     1-9663
                                                             ---------------
                       Mid-America Realty Investments, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Maryland                                      47-0700007
-------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification Number)

 11506 Nicholas Street, Suite 100, Omaha, NE                    68154
-------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)         (402) 496-3300
                                                 ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ----   ----

At October 31, 1995, the registrant had 8,280,524 shares of common stock outstanding.
                                       1

                MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                          -----
Part I.    Financial Information

           Item 1. Financial Statements

              Consolidated Balance Sheets
                 at September 30, 1995 and December 31, 1994.                3

              Consolidated Statements of Operations
                 for the Three and Nine Months Ended September 30,
                 1995 and 1994.                                              4

              Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30,
                  1995 and 1994.                                             5

              Notes to Consolidated Financial Statements.                  6-9

           Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations.                                        10-13

Part II.   Other Information                                                14

Signatures                                                                  15

Exhibit 27                                                                  16

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                        (Columnar Dollars in Thousands)

                                                         September 30, 1995       December 31, 1994
                                                         ------------------       -----------------
                 ASSETS
Cash                                                          $    ----              $    ----
Accounts receivables, net of allowances
   of $193,000 and $161,000                                       1,688                  1,345
Notes receivable, net of allowance of
   $160,000                                                         763                    866
Property:
   Land and land improvements                                    38,545                 36,812
   Buildings                                                    112,365                109,356
   Equipment and fixtures                                           559                    559
   Construction-in-progress                                        ----                    334
                                                               --------              ---------
                                                                151,469                147,061
   Less:  Accumulated depreciation                              (23,103)               (19,800)
                                                               --------              ---------
                                                                128,366                127,261
Interest in Twin Oaks Centre, net of loss reserves of
   $0 and $4,900,000                                               ----                  2,953
Investment in Mid-America Bethal Limited Partnership             15,710                 16,367
Intangible assets, less accumulated
   amortization of $2,444,000 and $2,110,000                      2,168                  2,463
Other assets                                                      3,021                    187
                                                               --------              ---------
                                                              $ 151,716              $ 151,442
                                                               --------              ---------
                                                               --------              ---------

       LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable                                   $  65,947              $  63,486
Accrued liabilities                                               1,860                  1,143
                                                               --------              ---------
      Total Liabilities                                          67,807                 64,629

Commitment and Contingencies

Shareholders' Equity
   Common stock, $.01 par value; 25,000,000 shares authorized;
      8,280,524 shares issued and outstanding                        83                     83
   Capital in excess of par value                               119,682                119,677
   Distributions in excess of net income                        (35,856)               (32,947)
                                                               --------              ---------
      Total Shareholders' Equity                                 83,909                 86,813
                                                               --------              ---------

                                                              $ 151,716              $ 151,442
                                                               --------              ---------
                                                               --------              ---------

See notes to consolidated financial statements.

                  MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)
                (Columnar Dollars in Thousands Except Per Share Data)

                                                       Three Months Ended            Nine Months Ended
                                                            September 30,               September 30,
                                                       --------------------        ---------------------
                                                        1995          1994           1995          1994
                                                       --------     -------         -------      -------
REVENUES:
     Rental income                                     $  4,198     $ 3,837         $12,421      $11,563
     Reimbursed expenses                                  1,116       1,046           3,554        3,278
     Property management and leasing income                  61          32             156          150
     Other income                                           142         225             450          641
                                                      ---------   ---------       ---------     --------
     Total Revenues                                       5,517       5,140          16,581       15,632

EXPENSES:
     Real estate taxes                                      838         772           2,303        2,113
     Other property costs                                   633         916           2,573        2,681
     Property management and leasing expenses               189         234             553        1,024
     Interest expense                                     1,518       1,382           4,485        3,954
     Administrative expenses                                497         400           1,164        1,138
     Depreciation and amortization                        1,281       1,238           3,794        3,782
     Provision for loss on interest in Twin Oaks
     Centre                                                ----        ----            ----        3,150
                                                      ---------   ---------       ---------     --------
     Total Expenses                                       4,956       4,942          14,872       17,842
                                                      ---------   ---------       ---------     --------
Income (Loss) Before Equity in Earnings of
     Mid-America Bethal Limited Partnership                 561         198           1,709       (2,210)

Equity in Earnings of Mid-America Bethal
     Limited Partnership                                    262         224             722          683
                                                      ---------   ---------       ---------    ---------
INCOME (LOSS) FROM OPERATIONS                               823         422           2,431       (1,527)

Gain on Sale of Real Estate                                ----         90              124        1,329
                                                      ---------   ---------       ---------    ---------

NET INCOME (LOSS)                                      $    823     $   512         $ 2,555      $  (198)
                                                      ---------   ---------       ---------    ---------
                                                      ---------   ---------       ---------    ---------

NET INCOME (LOSS) PER SHARE                            $    .10     $   .06         $   .31      $  (.02)
                                                      ---------   ---------       ---------    ---------
                                                      ---------   ---------       ---------    ---------

Weighted Average Shares
     Outstanding During Period                        8,279,892   8,279,892       8,279,892    8,280,105
                                                      ---------   ---------       ---------    ---------
                                                      ---------   ---------       ---------    ---------

DIVIDENDS DECLARED PER SHARE                           $    .22     $   .22         $   .66     $    .66
                                                      ---------   ---------       ---------    ---------
                                                      ---------   ---------       ---------    ---------


See notes to consolidated financial statements.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                            1995                  1994
                                                        ------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                    $     2,555         $          (198)
   Adjustments:
         Depreciation and amortization                        3,794                   3,782
         Provision for loss on interest in
         Twin Oaks Centre                                      ----                   3,150
         Investment in Mid-America Bethal
           Limited Partnership:
            Equity in earnings                                 (722)                   (683)
            Distributions received                            1,150                     750
         Gain on sale of real estate                           (124)                 (1,329)
         Increase in related liabilities                        566                     286
         Increase in related assets                            (974)                   (136)
         Other                                                 ----                     (78)
                                                        -----------         ---------------
Net Cash Flows From Operating Activities                      6,245                   5,544

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate                            174                   4,549
   Principal repayments of notes receivable                     102                      81
   Interest in Twin Oaks Centre                                ----                    (283)
   Payments from Valley Park Centre                            ----                     122
   Additions to property:
         Purchase of new properties                            ----                 (15,026)
         Renovation and expansion projects                     (652)                 (1,622)
         Tenant improvements                                   (379)                   (280)
   Payments from Yield Maintenance Agreement                    984                     106
   Cash paid for leasing fees                                  (217)                   (143)
                                                     --------------         ---------------
   Net Cash Flows From Investing Activities                      12                 (12,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on short-term debt, net               (1,944)                 12,636
   Proceeds of mortgages payable                             14,500                    ----
   Scheduled principal payments on mortgages                (13,128)                   (346)
   Cash paid for loan fees                                     (220)                    (51)
   Dividends paid                                            (5,465)                 (5,465)
                                                     --------------         ---------------
   Net Cash Flows From Financing Activities                  (6,257)                  6,774
                                                     --------------         ---------------

NET CHANGE IN CASH                                             ----                    (178)

CASH, BEGINNING OF PERIOD                                      ----                     182
                                                     --------------         ---------------

CASH, END OF PERIOD                                     $      ----              $        4
                                                     --------------         ---------------


See notes to consolidated financial statements.

                     MID-AMERICA REALTY INVESTMENTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)
          (COLUMNAR DOLLARS ARE IN THOUSANDS EXCEPT PER SHARE DATA)

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

         The information furnished herein reflects all adjustments, which consist of normal recurring accruals, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the nine months ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

         All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1994 financial statements to conform to those classifications used in 1995.

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

         Summarized financial information on Mid-America Bethal is as follows:

                                                               September 30, 1995     December 31, 1994
                                                               ------------------     -----------------
         BALANCE SHEETS:
             Assets:
                 Cash                                                 $     719            $     829
                 Property, net of depreciation of
                    $6,010 and $5,188                                    30,171               30,918
                 Other assets                                               558                  561
                                                                      ---------            ---------
                                                                      $  31,448            $  32,308
                                                                      ---------            ---------
                                                                      ---------            ---------

             Liabilities and Partners' Capital:
                 Accounts payable and other
                    liabilities                                       $      29            $      33
                 Partners' capital                                       31,419               32,275
                                                                      ---------            ---------
                                                                      $  31,448            $  32,308
                                                                      ---------            ---------
                                                                      ---------            ---------

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                        1995                 1994
                                                                      ---------            ---------
         STATEMENTS OF OPERATIONS:
             Total Revenues                                           $   3,236            $   3,171
                                                                      ---------            ---------
                                                                      ---------            ---------
             Net Income                                               $   1,445            $   1,366
                                                                      ---------            ---------
                                                                      ---------            ---------

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

         The TOC is a 95,000 square foot neighborhood shopping center in Silvis, Illinois. At April 19, 1995 and September 30, 1995, the TOC was 86% leased and 73% occupied. Walgreens vacated in the second quarter of 1994 but continues to pay annual rent of $119,000.

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

         For the period from April 19, 1995 to September 30, 1995, the Twin Oaks Centre's total revenues and expenses, excluding interest on related debt, which are included in the accompanying Consolidated Statement of Operations, were $251,000 and $80,000, respectively.

         A portion of previously recorded book losses associated with the Company's interest in Twin Oaks Centre have not been utilized for income tax purposes. As a result of the Settlement, these losses are expected to affect the taxation of dividends paid during 1995 by increasing the return of capital portion and decreasing the ordinary income portion.

D.       MORTGAGES AND NOTES PAYABLE:

         Mortgages and notes payable are comprised of the following:


                                                                    September 30, 1995     December 31, 1994
                                                                    ------------------     -----------------
         Mortgages Payable                                              $  50,935                $ 46,516
         Working Capital Line of Credit
            ($5,000,000 available at 200 basis points above LIBOR
             due July 1998)                                                   602                     138
         Acquisitions Line of Credit
            ($10,000,000 available at 250 basis points above LIBOR
              due July 1998)                                                8,574                   4,056
         Acquisitions Line of Credit
            ($15,000,000 available at prime plus 1/2% due July 1997)        5,824                  12,750
         Other                                                                 12                      26
                                                                        ---------                --------
                                                                        $  65,947                $ 63,486
                                                                        ---------                --------
                                                                        ---------                --------

During the nine months ended September 30, 1995, the Company:

      i) finalized an $8,000,000, 9.2% fixed rate mortgage loan secured by the Southport Centre and a $6,500,000, 9.08% fixed rate mortgage loan secured by the Edgewood Shopping Centers. The net proceeds from these loans were primarily used to repay the maturing $5,000,000 adjustable rate mortgage loan secured by Phase I of the Edgewood Shopping Centers and to repay variable rate acquisition line debt. Both of these loans have seven-year terms requiring interest only payments for the first five years, with subsequent payments based upon a 25-year amortization; and

     ii) assumed the TOC Loan as described in note C to the unaudited consolidated financial statements. The TOC Loan requires monthly principal and interest payments of $28,000, based upon a fixed interest rate of 8.25% and a 15-year amortization, and matures in April 1996. At June 30, 1995, the TOC Loan had a balance of $3,034,000; and

    iii) repaid the maturing fixed rate mortgage loan secured by the Cornhusker Plaza primarily from proceeds of the $10,000,000 acquisitions line. The Cornhusker Plaza mortgage loan had a balance prior to being repaid of $3,697,000 and was priced at 9.75%; and

     iv) repaid the maturing adjustable rate mortgage loan secured by the Fairacres Shopping Center primarily from proceeds of the $10,000,000 acquisitions line. The Fairacres Shopping Center mortgage loan had a balance prior to being repaid of $3,783,000 and was priced at 100 basis points over prime; and

      v) renegotiated the terms of its revolving credit agreements. The $5,000,000 working capital and $10,000,000 acquisitions lines of credit were extended to July 1998 for an extension fee of $17,500.
         The $5,000,000 working capital line is priced at 200 basis points above the London International Banking Offering Rate (LIBOR), while the $10,000,000 acquisitions line is priced at 250 basis points above LIBOR. The interest rate on these two lines of the revolving credit agreement are fixed at 7-7/8% and 8-3/8% respectively until January 31, 1996. Both the $5,000,000 and $10,000,000 lines require an annual unused commitment fee of 25 basis points. The $15,000,000 acquisitions line of credit was extended until July 1997 with the interest rate remaining variable at 1/2% over the national prime; non-use fee of 25 basis points was eliminated; and

     vi) completed the extension of the Lakewood Mall mortgage loan. The $7,500,000 loan has been extended for three years, with an interest rate of 8.5%. As part of the extension, the Company paid down $193,000 on the loan and paid an extension fee of $37,500.

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

         The obligations of the formerly related parties under the YMA relative to Lakewood Mall, Kimberly West and Twin Oaks Centre are limited to $2,300,000 and are secured by a promissory note in the principal amount of $2,300,000. This promissory note is personally guaranteed by the formerly related parties and is collateralized by specific tangible collateral. In August 1995, a portion of this collateral was sold by the formerly related parties and the proceeds totaling $926,997 were remitted to the Company. These proceeds were applied to reduce the obligations of the formerly related parties under the YMA.

         Under the YMA, the Company has an assignment of a 50% interest in Kearney Mall Associates, Ltd., Limited Partnership ("Kearney Mall Associates"), whose limited partners were formerly related to the Company, which owns Hilltop Mall in Kearney, Nebraska. From the operations of Hilltop Mall for the nine months ended September 30, 1995, the Company received $58,000, which was applied to reduce the book value of the related properties. Cumulative amounts received under this assignment totaled $259,000 through September 30, 1995 and reduce the guaranteed limits described above.

         As of September 30, 1995, cumulative amounts applied to the $2,800,000 YMA maximum obligation were $1,259,000 for a net balance remaining due of $1,541,000. At September 30, 1995, accumulated YMA arrearages (which are not reflected in the consolidated financial statements) exceeded the guaranteed limits.

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

At September 30, 1995, the Company had invested approximately 95% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

At September 30, 1995, the Company had a debt-to-equity ratio of .79 to 1, compared to .73 to 1 at December 31, 1994, based upon the ratio of mortgages and notes payable to total shareholders' equity. The increase in the debt-to-equity ratio from December 31, 1994 resulted primarily from the assumption of the TOC Loan as described in note C to the unaudited consolidated financial statements. The Company's ratio of debt to total market capitalization was 50% at September 30, 1995 and 51% at December 31, 1994.

INVESTING ACTIVITIES

During the nine months ended September 30, 1995, net cash flows provided in investing activities were $12,000 which related primarily to payments under the YMA, proceeds from the sale of an outlot at the Fairacres Shopping Center, and principal repayments on notes receivable. These proceeds were offset by costs associated with the Moorland Square expansion, tenant improvements and lease fees.

In August 1995, a portion of the collateral which was security under the YMA was sold by the formerly related parties. Proceeds of $926,997 were remitted to the Company and these proceeds were applied to reduce the obligations of the formerly related parties under the YMA.

The 10,000 square foot expansion at Moorland Square was completed in April 1995 at a total cost of approximately $750,000, including tenant improvements of $170,000. Cash paid for the Moorland Square expansion during the nine months ended September 30, 1995 was $579,000.

During the nine months ended September 30, 1995, cash paid for tenant improvements was $209,000, excluding tenant improvements related to the Moorland Square expansion. Cash paid for lease fees was $217,000. New leases for 78,000 square feet, excluding the Moorland Square expansion, were executed during the nine months ended September 30, 1995.

FINANCING ACTIVITIES

During the nine months ended September 30, 1995, net cash flows used in financing activities were $6,257,000 which related primarily to dividends paid of $5,465,000 and a net decrease from December 31, 1994 in mortgages and notes payable, excluding the TOC Loan, of $617,000.

Cash dividends of $.22 per share were paid in each of the first three quarters of 1995. A portion of the dividends paid in 1995 represent a return of capital, the exact amount of which will not be determined until January 1996. Previously recorded book losses associated with the Company's investment in Twin Oaks Centre have not been utilized for income tax purposes. As a result of the Settlement, as described in note C to the unaudited consolidated financial statements, these losses are expected to affect the taxation of dividends paid during 1995 by increasing the return of capital portion and decreasing the ordinary income portion.

For a description of certain mortgage refinancing and line of credit extensions during the fiscal year to date, see note D to the unaudited consolidated financial statements.

RESULTS OF OPERATIONS:

Net income for the three months ended September 30, 1995 was $823,000 or $.10 per share compared to $512,000 or $.06 per share for the three months ended September 30, 1994. Net income for the nine months ended September 30, 1995 was $2,555,000 or $.31 per share compared to a net loss of $198,000 or $.02 per share for the nine months ended September 30, 1994. The increase in net income for the three and nine months ended September 30, 1995 compared to the same periods of 1994 related primarily to higher portfolio occupancy, increased percentage rents and the impact of the Company's expense reduction initiatives. In addition, the results for the nine months ended September 30, 1994 included a provision for loss of $3,150,000 related to the Company's interest in Twin Oaks Centre.

REVENUES:

Total revenues for the Company for the three and nine months ended September 30, 1995 were $5,517,000 and $16,581,000, respectively, compared to total revenues of $5,140,000 and $15,632,000, respectively for the three and nine months ended September 30, 1994. The increase of $377,000 for the third quarter of 1995 compared to the third quarter of 1994 and $949,000 for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994 is primarily attributable to the acquisitions of Fitchburg Ridge on August 31, 1994 and Twin Oaks Centre on April 19, 1995. In addition, the increase reflects the effect of new leases, rent increases and percentage rent increases.

OTHER PROPERTY COSTS:

Other property costs for the nine months ended September 30, 1995 were $2,573,000 compared to $2,681,000 for the nine months ended September 30, 1994, a decrease of $108,000 or 4%. Other property costs for the three months ended September 30, 1995 were $633,000 compared to $916,000 for the three months ended September 30, 1994, a decrease of $283,000 or 31%. The decrease in both periods is primarily attributable to a reduction in weather related costs (snow removal, utilities, etc.), and weather related repair and maintenance delays.

INTEREST EXPENSE:

Interest expense for the nine and three months ended September 30, 1995 was $4,485,000 and $1,518,000, respectively, compared to $3,954,000 and
$1,382,000, respectively, for the nine and three months ended September 30, 1994. The increase in both periods is due primarily to an increase in average total debt and average cost of funds. The Company's average total debt was $65,113,000 during the nine months ended September 30, 1995 compared to $61,014,000 during the nine months ended September 30, 1994. In addition, the Company's weighted average cost of funds was 9.2% during the first nine months of 1995 compared to 8.01% during the same period of 1994.

ADMINISTRATIVE EXPENSES:

Administrative expenses for the nine months ended September 30, 1995 were $1,164,000 compared to $1,138,000 for the nine months ended September 30, 1994, an increase of $26,000 or 2%. Administrative expenses for the three months ended September 30, 1995 were $497,000 compared to $400,000 for the three months ended September 30, 1994, an increase of $97,000 or 24%. The increase relates primarily to increased professional fees and general compensation increases.

PROPERTY MANAGEMENT AND LEASING EXPENSES:

Property management and leasing expenses for the nine and three months ended September 30, 1995 were $553,000 and $189,000, respectively, compared to $1,024,000 and $234,000, respectively, for the nine and three months ended September 30, 1994. The decrease is primarily attributable to a reduction in the number of property management administrative personnel.

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

Funds From Operations were $6,573,000 for the nine months ended September 30, 1995 compared to $6,030,000 for the nine months ended September 30, 1994, an increase of $543,000 or 9%. The increase is primarily attributable to an increase in net income which was partially offset by a reduction in the equity in the Funds From Operations of Valley Park Centre. The Company had a loan with Valley Park Limited Partnership which was accounted for as a real estate investment and was paid in full in the second quarter of 1994.

Funds From Operations is computed as follows:

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                        1995        1994            1995       1994
                                                     ---------------------      ----------------------
                                                             (In Thousands Except Per Share Data)
Net Income (Loss)                                    $    823      $   512       $ 2,555      $   (198)
Accruals for "straight-line" rents                        (29)        ----           (95)           (6)
Depreciation and Amortization (1)                       1,281        1,238         3,794         3,782
Provision for loss on interest in Twin Oaks Centre       ----         ----          ----         3,150
Gain on sale of real estate                              ----          (90)         (124)       (1,329)
Investment in Mid-America Bethal:
     Equity in Earnings                                  (262)        (224)         (722)         (683)
     Equity in Funds From Operations (2)                  403          374         1,165         1,139
Investment in Valley Park Centre:
     Equity in Loss                                      ----         ----          ----            53
     Equity in Funds from Operations                     ----         ----          ----           122
                                                     --------      -------       -------      --------
Funds From Operations                                $  2,216      $ 1,810       $ 6,573      $  6,030
                                                     --------      -------       -------      --------
                                                     --------      -------       -------      --------

----------------------

(1) Depreciation and Amortization for the nine months ended September 30, 1995 consisted of real property depreciation of $3,248,000, other depreciation of $55,000, lease fee amortization of $247,000, loan fee amortization of $168,000 and intangible amortization of $76,000. Repairs and maintenance expensed as "Property Costs" during the nine months ended September 30, 1995 totaled $470,000.

(2) Equity in Funds From Operations of Mid-America Bethal for the nine months ended September 30, 1995 included real property depreciation of $803,000, other depreciation of $19,000 and lease fee amortization of $39,000.

The Funds From Operations reported above do not reflect recommendations contained in the Funds From Operations White Paper (the "FFO White Paper") recently adopted by the National Association of Real Estate Investment Trusts to standardize financial reporting by real estate investment trusts. Had the Company adopted the recommendations prescribed in the FFO White Paper (which is suggested for reporting periods beginning after January 1, 1996), Funds From Operations for the nine months ended September 30, 1995 and 1994 would have been approximately $184,000 and $268,000 lower than reported, respectively.

TENANT AND LEASING INFORMATION:

The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal Limited Partnership:


                                                         (SQUARE FOOTAGE IN THOUSANDS)
                                          GROSS LEASEABLE AREA            LEASED SPACE (1)                   LEASED %
                                          --------------------       --------------------------    ---------------------------
                                        9/30/95  12/31/94  9/30/94   9/30/95  12/31/94   9/30/94   9/30/95  12/31/94   9/30/94
                                        -------  --------  -------   -------  --------   -------   -------  --------   -------
Mid-America Realty Investments, Inc.:
   Neighborhood shopping centers          1,771     1,696    1,738     1,702     1,641     1,665       96%       97%       96%
   Enclosed malls                           845       863      845       779       796       780       92%       92%       90%
                                        -------  --------  -------   -------  --------   -------   -------  --------   -------
                                          2,616     2,559    2,583     2,481     2,437     2,445       95%       95%       94%
Mid-America Bethal L.P. (2)                 538       538      538       499       495       490       93%       92%       89%
                                        -------  --------  -------   -------  --------   -------   -------  --------   -------
                                          3,154     3,097    3,121     2,980     2,932     2,935       95%       95%       94%
                                        -------  --------  -------   -------  --------   -------   -------  --------   -------
                                        -------  --------  -------   -------  --------   -------   -------  --------   -------

----------------------

(1) Leased space represents the percentage of gross leasable area which is leased to third-party tenants. Average leased space at Company-owned properties was 95% during the nine months ended September 30, 1995 compared to 94% during the nine months ended September 30, 1994.

(2) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire partnership.

In April 1995, the Company completed a 10,000 square foot expansion at Moorland Square. At September 30, 1995, 100% of the expansion space is leased.

Fitchburg Ridge Shopping Center, which was acquired in August 1994, has 50,000 square feet of leasable area and is 100% leased at September 30, 1995. Village Square, which was sold in December 1994, had 71,000 square feet of leasable area of which 87% was leased.

PART II.      OTHER INFORMATION
ITEM 5.       EXHIBITS AND REPORTS ON FORM 8-K

    A.   EXHIBITS

         27    Financial Data Schedule

    B.   REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.



/s/  Jerome L. Heinrichs                          Date:  November 7, 1995
------------------------------------                   --------------------
Jerome L. Heinrichs,
   Chief Executive Officer


/s/  Dennis G. Gethmann                           Date:  November 7, 1995
------------------------------------                   --------------------
Dennis G. Gethmann
   President and Principal Financial Officer