Form 10-K405
period 1995-12-31
MID AMERICA REALTY INVESTMENTS INC
filed 1996-03-14
CIK 805057

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                            ------------------------

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

                                      None

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. /X/

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No _

    The number of shares of common stock outstanding as of March 1, 1996 was 8,281,007 shares. The aggregate market value of the 8,231,405 shares of common stock held by non-affiliates on such date was $65,851,240.

    The following documents are incorporated into this report by reference: a portion of the Company's proxy statement for its 1996 Annual Meeting of Shareholders ("1996 Proxy Statement") is incorporated by reference in Part III.
                                                                 Total Pages: 54
                                                       Exhibit Index on Page: 50

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      MID-AMERICA REALTY INVESTMENTS, INC.
                        1995 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS
                                     PART I

                                                                           PAGE
                                                                           -----
Item 1.     Business....................................................     3
Item 2.     Properties..................................................     5
Item 3.     Legal Proceedings...........................................     7
Item 4.     Submission of Matters to a Vote of Security Holders.........     7

                                    PART II

Item 5.     Market for the Company's Common Stock and Related
             Shareholder Matters........................................     7
Item 6.     Selected Financial Data.....................................     7
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     9
Item 8.     Financial Statements and Supplementary Data.................    15
Item 9.     Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure...................................    15

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant..........    15
Item 11.    Executive Compensation......................................    15
Item 12.    Security Ownership of Certain Beneficial Owners and
             Management.................................................    15
Item 13.    Certain Transactions and Relationships......................    15

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    15

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

    Mid-America Realty Investments, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") which owns, manages and operates income-producing commercial real estate, primarily enclosed malls and neighborhood shopping centers. The Company was incorporated under the laws of Maryland in October 1986. The Company owned at December 31, 1995 19 neighborhood shopping centers and four enclosed malls located in Nebraska, Iowa, Illinois, South Dakota, Minnesota, Michigan, Wisconsin, Indiana, Arkansas, Georgia and Tennessee. Additionally, the Company is a 50% partner in Mid-America Bethal Limited Partnership ("Mid-America Bethal") which owns two neighborhood shopping centers and one enclosed mall. Most of the properties are situated in middle-sized communities and, in many cases, represent the major retail facility in their trade areas.

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

DEVELOPMENTS DURING 1995

    PROPERTY TRANSACTIONS

    TWIN OAKS CENTRE -- On April 19, 1995, the Company entered into a settlement agreement with the Twin Oaks Centre Limited Partnership (the "Partnership"). The Partnership was in default on a mortgage loan to the Company. Pursuant to the settlement, the Company took ownership of the underlying collateral which consisted of the Twin Oaks Centre, a 95,000 square foot neighborhood shopping center in Silvis, Illinois and tax increment financing bonds payable from incremental sales and real estate taxes generated by the shopping center and adjacent properties. All litigation against the Company was dismissed as part of the settlement.

    MOORLAND SQUARE -- In April 1995, a 10,000 square foot expansion at Moorland Square in New Berlin, Wisconsin was completed at a total cost of approximately $785,000, including tenant improvements of $139,000. Cash paid for the twelve months ended December 31, 1995 was approximately $600,000. The balance of the project cost was paid in 1994.

    LAKEWOOD MALL -- In September 1995, the Company contracted with G.R. Herberger's, Inc. to expand its department store at Lakewood Mall in Aberdeen, South Dakota by approximately 25,000 square feet. The expansion began in September and Herberger's is expected to begin operating in the expanded area in March 1996. Total project costs were $515,000, of which $187,000 was paid in 1995 and the remaining balance will be paid in 1996.

    OUTLOT SALES -- During 1995, the Company sold two outlot parcels for total proceeds of approximately $469,000, resulting in a gain of approximately $189,000.

    YIELD MAINTENANCE AGREEMENT -- During 1995, the Company received total proceeds of $1,027,000 under its Yield Maintenance Agreement with the former related parties. See Note M to the Company's Consolidated Financial Statements. These funds were used to reduce the Company's bank line debt.

RECENT EVENTS

    At the regular board of directors meeting held January 29, 1996, Gary R. Hawkins was appointed as director to serve the remainder of the term vacated by
E. Stanley Kroenke's resignation in October 1995.

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

CERTAIN SIGNIFICANT TENANTS

    The continued success of the Company's anchor tenants is important to the success of the Company's properties because such anchor tenants attract other tenants and customers to the shopping center. Wal-Mart, Herberger's, Hy-Vee grocery stores, Kmart, J.C. Penney, Walgreens, Target and/or Shopko anchored a total of 18 of the Company's properties either as tenants or as occupants of buildings adjacent to the properties and lease in the aggregate approximately 34% of the total leasable space in the Company's properties.

    Additionally, Kmart, Hy-Vee grocery stores, Walgreens, Herberger's and/or Wal-Mart anchored all Mid-America Bethal properties as either tenants or as occupants of buildings adjacent to the properties and lease in the aggregate approximately 41% of the total leasable space in the Mid-America Bethal properties.

    The only tenant that occupies more than 10% of the gross leasable space of the properties owned by the Company at December 31, 1995 is Wal-Mart, whose five stores at properties owned by the Company occupy approximately 14% of total gross leasable area. Wal-Mart also operates stores adjacent to five of the Company's properties and to one of Mid-America Bethal's properties.

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

COMPETITION

    The Company competes for acquisitions of real property with a wide variety of investors, including insurance companies, pension funds, corporate and individual real estate developers, other REITs and syndicators, many of which have investment objectives similar to those of the Company and may have greater financial resources, larger staffs and longer operating histories than those of the Company. In addition, the Company competes with other owners of similar properties for tenants on the basis of location, rental rates, amenities and other factors.

INSURANCE

    The Company considers its insurance coverage to be adequate. The Company carries comprehensive general liability coverage with limits of liability of no less than $5,000,000 per occurrence to insure against liability claims and provide for the cost of defense. Similarly, the Company is insured against the risk of direct physical damage in amounts structured to reimburse the Company on a replacement cost basis for amounts incurred to repair or rebuild each property, including loss of rental income during the period of repair or reconstruction. When considered prudent, the Company insures against losses from earthquakes, which coverage has a 5% deductible. The Company carries flood insurance for the properties that are in designated 100-year flood plains.

EMPLOYEES

    The Company and its subsidiary had 89 employees (62 full-time and 27 part-time) at December 31, 1995. The corporate office in Omaha had 21 employees at December 31, 1995.

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

ITEM 2.  PROPERTIES

    The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal as of December 31, 1995.

                                                          DATE        GROSS     LEASED RATE AT YEAR
                                                        ACQUIRED    LEASABLE          END (1)
                                                           OR       AREA (SQ.   --------------------    1996 BASE
                                                       COMPLETED      FT.)        1995       1994        RENT (2)
                                                       ----------  -----------  ---------  ---------  --------------
                                                                                                       (THOUSANDS)
COMPANY PROPERTIES:
ENCLOSED MALLS:
Delta Plaza -- Escanaba, Michigan....................    12/30/86      188,000        93%        92%    $      760
Lakewood Mall -- Aberdeen, South Dakota..............    08/28/92      227,000        83%        83%         1,300
Monument Mall -- Scottsbluff, Nebraska...............    12/30/86      192,000        93%        96%         1,119
Thunderbird Mall -- Virginia, Minnesota..............    12/30/86      256,000        98%        98%         1,407
                                                                   -----------  ---------  ---------  --------------
                                                                       863,000        92%        92%         4,586
NEIGHBORHOOD SHOPPING CENTERS:
Bishop Heights -- Lincoln, Nebraska..................    12/30/86       26,000       100%       100%           154
Cornhusker Plaza -- South Sioux City, Nebraska.......    06/27/91       63,000        91%        77%           429
Eastville Plaza -- Fremont, Nebraska.................    12/30/86       68,000       100%       100%           397
Edgewood Shopping Center -- Lincoln, Nebraska
  Phase I............................................    06/01/87       72,000        96%        98%           519
  Phase II...........................................    06/26/91      100,000        99%       100%           749
Fairacres Shopping Center -- Oshkosh, Wisconsin......    12/22/92       74,000        93%        93%           594

                                                          DATE        GROSS     LEASED RATE AT YEAR
                                                        ACQUIRED    LEASABLE          END (1)
                                                           OR       AREA (SQ.   --------------------    1996 BASE
                                                       COMPLETED      FT.)        1995       1994        RENT (2)
                                                       ----------  -----------  ---------  ---------  --------------
                                                                                                       (THOUSANDS)
Fitchburg Ridge Shopping Center -- Fitchburg,
 Wisconsin...........................................    08/31/94       50,000       100%       100%           282
Germantown Shopping Center -- Jasper, Indiana........    12/21/88      203,000        95%        97%           962
Ile de Grand -- Grand Island, Nebraska...............    04/09/87       82,000        98%       100%           475
Kimberly West Shopping Center -- Davenport, Iowa.....    12/14/92       97,000        85%        94%           567
Macon County Plaza -- Lafayette, Tennessee...........    12/21/88       87,000        79%        80%           227
Meadows Shopping Center -- Lincoln, Nebraska.........    06/01/88       68,000       100%       100%           481
Miracle Hills Park Shopping Center -- Omaha,
 Nebraska............................................    07/05/88       71,000        96%       100%           775
Moorland Square -- New Berlin, Wisconsin.............    11/23/92       81,000       100%       100%           614
Rivergate Shopping Center -- Shelbyville, Indiana....    12/21/88      108,000       100%       100%           522
Shenandoah Plaza -- Newnan, Georgia..................    12/21/88      141,000       100%       100%           689
Southport Centre -- Apple Valley, Minnesota..........    01/01/94      125,000       100%        98%         1,460
Town West Center -- Paragould, Arkansas..............    12/21/88      143,000        98%        99%           466
Twin Oaks Centre -- Silvis, Illinois.................    04/19/95       95,000        91%     --               612
Westview Plaza -- McCook, Nebraska...................    12/30/86       17,000        88%        94%            66
                                                                   -----------  ---------  ---------  --------------
                                                                                      96%        97%        11,040
                                                                                ---------  ---------  --------------
Total Enclosed Malls and Neighborhood Centers........                2,634,000        95%        95%    $   15,626
                                                                   -----------  ---------  ---------  --------------
                                                                   -----------  ---------  ---------  --------------
MID-AMERICA BETHAL LIMITED PARTNERSHIP PROPERTIES
 (3):
ENCLOSED MALLS:
Imperial Mall -- Hastings, Nebraska..................    12/01/87      324,000        81%        90%    $    1,513

NEIGHBORHOOD SHOPPING CENTERS:
Stockyards -- Omaha, Nebraska
  Plaza (Phase I)....................................    06/01/89      103,000        98%        92%           677
  Theaters (Phase II)................................    07/17/90       26,000       100%       100%           232
Taylor Heights Shopping Center -- Sheboygan,
 Wisconsin...........................................    07/30/90       85,000       100%       100%           817
                                                                   -----------  ---------  ---------  --------------
                                                                       214,000        99%        96%         1,726
                                                                   -----------  ---------  ---------  --------------
Total Enclosed Malls and Neighborhood Centers........                  538,000        88%        92%    $    3,239
                                                                   -----------  ---------  ---------  --------------
                                                                   -----------  ---------  ---------  --------------

------------------------
(1) Leased rate represents the percentage of gross leasable area which is leased to third-party tenants.

(2) Amounts are based on the 1996 lease terms of existing tenants at December 31, 1995.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       SHAREHOLDER MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol MDI. The following table sets forth the high and low sale prices of the Common Stock, as reported on the New York Stock Exchange Composite Tape and the dividends declared per share of Common Stock by the Company for each calendar quarter in the periods indicated. Dividends declared for a calendar quarter were paid in the next calendar quarter. The stock price at the close of business on December 29, 1995 was $7.75.

                                                                 DIVIDENDS
                                            HIGH        LOW      DECLARED
                                           -------    -------    ---------

1994:
  First Quarter.........................   $10 5/8    $ 9 1/2     .2$2
  Second Quarter........................   $10 1/8    $ 8 7/8     .2$2
  Third Quarter.........................   $ 9 7/8    $ 8 7/8     .2$2
  Fourth Quarter........................   $ 9 3/8    $ 6 7/8     .2$2
1995:
  First Quarter.........................   $ 8        $ 6 1/2     .2$2
  Second Quarter........................   $ 9        $ 7 1/8     .2$2
  Third Quarter.........................   $ 8        $ 7 3/4     .2$2
  Fourth Quarter........................   $ 8 1/8    $ 7 1/4     .2$2

    At December 31, 1995, there were 8,280,524 shares of common shares issued and outstanding which were held by approximately 2,090 shareholders of record. The shareholders of record do not reflect the persons or entities who held their stock in nominee or "street" name.

ITEM 6.  SELECTED FINANCIAL DATA

    Certain reclassifications, as described in the Notes to Consolidated Financial Statements, have been made to prior year financial data to conform to those classifications used in 1995.

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                  1995         1994         1993         1992         1991
                                               -----------  -----------  -----------  -----------  -----------
Total Revenues...............................  $    22,333  $    21,152  $    18,433  $    16,510  $    14,684
Net Income (Loss)............................        3,384  $      (128) $     2,196  $     1,221  $     1,952
Dividends Declared:
  Ordinary Income............................          414  $     2,650  $     3,222  $     1,369  $     5,265
  Return of Capital..........................        6,872        4,637        4,051        4,843        3,054
                                               -----------  -----------  -----------  -----------  -----------
                                               $     7,286  $     7,287  $     7,273  $     6,212  $     8,319
Per Share Amounts:
  Net Income (Loss)..........................  $       .41  $      (.02) $       .27  $       .23  $       .37
  Dividends Declared:
    Ordinary Income..........................  $       .05  $       .32  $       .39  $       .26  $      1.00
    Return of Capital........................          .83          .56          .49          .92          .58
                                               -----------  -----------  -----------  -----------  -----------
                                               $       .88  $       .88  $       .88  $      1.18  $      1.58
Weighted Average Number of Shares
 Outstanding.................................    8,280,051    8,280,052    8,092,024    5,264,627    5,264,786
OTHER DATA
Funds From Operations (1)(2).................  $     8,824  $     8,018  $     7,629  $     5,978  $     5,548

------------------------
(1) Persons formerly related to the Company are obligated to pay certain amounts to the Company as described in the Notes to Consolidated Financial Statements. Such amounts are not included in the Funds From Operations shown above.

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

    The Funds From Operations reported above do not reflect recommendations contained in the Funds From Operations White Paper (the "FFO White Paper") recently adopted by NAREIT to standardize financial reporting by real estate investment trusts. The FFO White Paper is suggested for reporting periods beginning in 1996.

                                                                        DECEMBER 31,
                                               ---------------------------------------------------------------
                                                  1995         1994         1993         1992         1991
                                               -----------  -----------  -----------  -----------  -----------
Real Estate Investments:
  Property, net..............................  $   127,765  $   127,261  $   116,439  $   119,866  $    86,921
  Investment in Mid-America Bethal...........       15,597       16,367       16,522       15,732       15,084
  Interest in Twin Oaks Centre, net..........      --             2,953        5,697        5,276      --
  Investment in Valley Park Centre...........      --           --             2,889        3,498        4,328
  Construction and Other Loan Agreements.....      --           --           --           --            16,003
                                               -----------  -----------  -----------  -----------  -----------
                                               $   143,362  $   146,581  $   141,547  $   144,372  $   122,336

Total Assets.................................  $   150,339  $   151,442  $   147,178  $   151,049  $   126,789
Mortgages and Notes Payable..................  $    65,592  $    63,486  $    51,868  $    78,105  $    48,278
Shareholders' Equity.........................  $    82,916  $    86,813  $    94,081  $    72,381  $    77,372
Shares Outstanding...........................    8,280,524    8,279,892    8,264,627    5,264,627    5,264,627

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company was organized in October 1986 as a real estate investment trust and first issued shares of its common stock to the public in December 1986 to finance the acquisition of seven properties. Since that time, 19 additional properties (or equity interests therein) have been acquired through cash, debt financing and/or in exchange for common stock. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

    Certain reclassifications, as described in the Notes to Consolidated Financial Statements, have been made to prior year financial data to conform to those classifications used in 1995.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's primary sources of funds are (i) cash generated from operations which includes dividends from Mid-America Bethal, (ii) borrowings,
(iii) sales of real estate, and (iv) principal repayments on notes receivable. Management anticipates that these sources will provide the necessary funds for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and dividends to shareholders in accordance with REIT requirements, during the next twelve months. Management also believes that it has capital, and the access to capital resources, sufficient to expand and develop its business in accordance with its strategy for growth. In general, the Company intends to acquire and finance additional real estate properties and investments, to the extent possible, in such a manner as to maintain the ability to make regular distributions to shareholders. However, the future issuance of debt or equity securities by the Company or the acquisition of new properties or investments could affect the yield to shareholders.

    At December 31, 1995, the Company had invested approximately 95% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

    Net cash flows from investing activities were ($424,000). Net cash flows provided during 1995 from the sales of real estate totaled $469,000. In addition, net proceeds from the Company's Yield Maintenance Agreement with the former related parties totaled approximately $1,027,000 for the year ended December 31, 1995. Also during 1995, the Company invested approximately $1,850,000 in expansion projects, tenant improvements and other capital expenditures.

    Net cash flows from financing activities were ($8,432,000). Dividends paid for the year ended December 31, 1995 were $.88 per share or $7,286,000. At the present time, the Company has sufficient funds to support operations and the payment of the dividend in accordance with the Company's dividend policy.

    At December 31, 1995, the Company had a debt-to-equity ratio of .79 to 1, compared to .73 to 1 at December 31, 1994, based upon the ratio of mortgages and notes payable to total shareholders' equity. The increase in the ratio from December 31, 1994 resulted primarily from the Company assuming the first mortgage on the Twin Oaks Centre at the time the Company took ownership of the property in April 1995. The Company's ratio of debt to total market capitalization was 51% at both December 31, 1995 and December 31, 1994.

    During 1996, principal payments of approximately $10,405,000 under mortgage and revolving credit agreements will mature. The mortgages collateralized by the Twin Oaks Centre ($3,692,000 at 8.25%) are expected to be extended for a period of three years by the existing lender. The acquisition line of credit collateralized by Thunderbird Mall, Delta Plaza, Macon County Plaza and Town West Center matures in July 1996 ($5,559,000 at 9.00%). Management intends to seek permanent financing on one or more of the Company's unencumbered properties with the proceeds used to pay down the maturing acquisition line of credit.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1995 AND 1994

    Net income for the year ended December 31, 1995 was $3,384,000, or $.41 per share, which included net gains on sales of real estate of $189,000, or $.02 per share. These results compare to a net loss for the year ended December 31, 1994 of $128,000 or $.02 per share, which included a provision for loss on the Company's interest in Twin Oaks Centre of $3,150,000 or $.38 per share and net gains on sales of real estate of $690,000 or $.08 per share.

    The increase in net income for the year ended December 31, 1995 compared to the year ended December 31, 1994 was primarily due to increased base and percentage rents and the impact of the Company's expense reduction initiatives. In addition, as described above, the year ended December 31, 1994 included $3,150,000 for the loss provision related to the Company's interest in Twin Oaks Centre. The Company also experienced an increase of $1,181,000 in total revenues and a $60,000 increase from the Company's equity in earnings of Mid-America Bethal.

    RENTAL INCOME

    Rental income for the year ended December 31, 1995 was $16,564,000 compared to $15,615,000 for the year ended December 31, 1994, an increase of $949,000 or 6%. Rental income recorded during the year ended December 31, 1995 from the Twin Oaks Centre (acquired April 1995) was $368,000. Also impacting the 1995 increase in rental income was the full year impact of Fitchburg Ridge Shopping Center (acquired August 1994). Fitchburg rental income was $305,000 and $105,000 for the years ended December 31, 1995 and 1994, respectively. The remainder of the increase reflects the effect of new leases and rent increases.

    REIMBURSEMENT INCOME

    Reimbursement income for the year ended December 31, 1995 was $4,834,000 compared to $4,366,000 for the year ended December 31, 1994, an increase of $468,000 or 11%. Reimbursement income recorded during the year ended December 31, 1995 from the Twin Oaks Centre was $23,000. Also impacting the increase in reimbursement income was the full year effect of 1994 acquisitions. Specifically, reimbursement income for Southport Centre (acquired January 1994) and Fitchburg Ridge Shopping Center (acquired August 1994) together was $809,000 and $532,000, respectively, for the twelve months ended December 31, 1995 and 1994, respectively. The remainder of the increase reflects the effect of new leases.

    PROPERTY MANAGEMENT INCOME

    Property management income, which primarily consists of lease and property management fees from properties managed for Mid-America Bethal, was $200,000 for the year ended December 31, 1995 compared to $211,000 for the year ended December 31, 1994, a decrease of $11,000 or 5%. The decrease is attributable to fewer new leases at properties owned by Mid-America Bethal during 1995 compared to 1994.

    OTHER INCOME

    Other income for the year ended December 31, 1995 was $735,000 compared to $960,000 for the year ended December 31, 1994, a decrease of $225,000 or 23%. The decrease is primarily attributable to approximately $300,000 of interest income in 1994 related to the Company's investment in Twin Oaks Centre. In April 1995, the Company entered into a Settlement Agreement with the Twin Oaks Centre Limited Partnership resulting in the Company taking ownership of the Twin Oaks Centre. See Note D to the Company's Consolidated Financial Statements.

    REAL ESTATE TAXES

    Real estate taxes for the year ended December 31, 1995 were $3,063,000 compared to $2,815,000 for the year ended December 31, 1994, an increase of $248,000 or 9%. The increase is due primarily to the full year impact of prior year acquisitions and the acquisition of the Twin Oaks Centre during

1995. Real estate taxes related to the Southport Centre and Fitchburg Ridge Shopping Center recorded during the year ended December 31, 1995 and 1994 were $605,000 and $410,000, respectively. Real estate taxes related to the Twin Oaks Centre recorded during the year ended December 31, 1995 were $33,000.

    OTHER PROPERTY COSTS

    Other property costs for the year ended December 31, 1995 were $3,674,000 compared to $3,651,000 for the year ended December 31, 1994, an increase of $23,000 or 1%. Other property costs recorded during the year ended December 31, 1995 and 1994 related to the Southport Centre and Fitchburg Ridge Shopping Center together were $201,000 and $132,000, respectively. Other property costs recorded at Twin Oaks for the year ended December 31, 1995 were $40,000. These increased costs were somewhat mitigated by a decrease in weather related costs (i.e., snow removal, utilities, etc.).

    INTEREST EXPENSE

    Interest expense for the year ended December 31, 1995 was $5,965,000 compared to $5,389,000 for the year ended December 31, 1994, an increase of $576,000 or 11%. The increase is due primarily to the increase in average total debt in 1995 over 1994 and an increase in the average cost of funds. The Company's average total debt was $65,113,000 for the twelve months ended December 31, 1995 compared to $61,014,000 for the twelve months ended December 31, 1994. In addition, the average cost of funds for the twelve months ended December 31, 1995 was 9.17% compared to 8.77% during the same period in 1994.

    ADMINISTRATIVE EXPENSES

    Administrative expenses for the year ended December 31, 1995 were $1,458,000 compared to $1,540,000 for the year ended December 31, 1994, a decrease of $82,000 or 5%. This decrease reflects the full year impact of improved cost control throughout the Company initiated during 1994.

    PROPERTY MANAGEMENT EXPENSES

    Property management expenses for the year ended December 31, 1995 were $812,000 compared to $1,277,000 for the year ended December 31, 1994, a decrease of $465,000 or 36%. This decrease reflects the full year impact of improved cost control throughout the Company initiated during 1994. The most significant impact of these cost controls was a reduction in the number of personnel.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the year ended December 31, 1995 was $5,125,000 compared to $5,047,000 for the year ended December 31, 1994, an increase of $78,000 or 2%. Depreciation and amortization expense related to the Twin Oaks Centre recorded during the year ended December 31, 1995 was $62,000. The remainder of the increase related primarily to renovation and expansion projects and tenant finish projects which were completed during 1995.

    PROVISION FOR LOSS ON INTEREST IN TWIN OAKS CENTRE

    The Company recorded a loss reserve relating to its interest in Twin Oaks Centre for the year ended December 31, 1994 of $3,150,000. This amount reflected charges to reduce the recorded value of the Company's loan to the Twin Oaks Centre Limited Partnership ("the Partnership") (which is recorded on the Consolidated Balance Sheet as "Interest in Twin Oaks Centre") to the fair value of the underlying collateral. The collateral for the Company's loan to the Partnership included the Twin Oaks Centre (the "Centre") a 95,000 square-foot neighborhood shopping center in Silvis, Illinois, and tax increment financing bonds issued in connection with the Centre. Walgreens, a major anchor tenant of the Centre, vacated in the second quarter of 1994. Although Walgreens continued to pay rent, management reviewed the adverse effect of the Walgreens exit on property lease-up and cash flows from the tax increment financing bonds and provided additional loss reserves with respect to the Company's loan on the property in the second quarter of 1994. On April 19, 1995, the Company entered into a settlement agreement with the Partnership. The Partnership was in default on a mortgage loan to the Company. Pursuant to the settlement, the Company took ownership of the underlying collateral which consisted of the Centre and the tax increment financing bonds. All litigation against the Company was dismissed as part of the settlement. See Note D to the Company's Consolidated Financial Statements.

    EQUITY IN EARNINGS OF MID-AMERICA BETHAL LIMITED PARTNERSHIP

    The Company's equity in earnings of Mid-America Bethal Limited Partnership for the year ended December 31, 1995 was $959,000 compared to $899,000 for the year ended December 31, 1994, an increase of $60,000 or 7%. The increase is the result of the net impact of lease up of vacant space during 1995 and the full year impact of 1994 leases. Also impacting this increase was a decrease in bad debt expense during the twelve months ended December 31, 1995 as compared to the same period of 1994.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1994 AND 1993

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

    PROPERTY MANAGEMENT INCOME

    Property management income, which primarily consists of lease and property management fees from properties managed for Mid-America Bethal, was $211,000 for the year ended December 31, 1994 compared to $222,000 for the year ended December 31, 1993, a decrease of $11,000 or 5%. The decrease was attributable to fewer new leases at properties owned by Mid-America Bethal during 1994 compared to 1993.

    OTHER INCOME

    Other income for the year ended December 31, 1994 was $960,000 compared to $1,181,000 for the year ended December 31, 1993, a decrease of $221,000 or 19%. The decrease was primarily attributable to a $130,000 decrease in interest income related to the Company's interest in Twin Oaks Centre and notes receivable.

    REAL ESTATE TAXES

    Real estate taxes for the year ended December 31, 1994 were $2,815,000 compared to $2,424,000 for the year ended December 31, 1993, an increase of $391,000 or 16%. Real estate taxes related to the Southport Centre and Fitchburg Ridge Shopping Center recorded during the year ended December 31, 1994 were $410,000.

    OTHER PROPERTY COSTS

    Other property costs for the year ended December 31, 1994 were $3,651,000 compared to $3,245,000 for the year ended December 31, 1993, an increase of $406,000 or 13%. Other property costs recorded during the year ended December 31, 1994 related to the Southport Centre and Fitchburg Ridge Shopping Center were $132,000. The remainder of the increase related primarily to higher general liability and property insurance costs and repairs and maintenance.

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

    PROPERTY MANAGEMENT EXPENSES

    Property management expenses for the year ended December 31, 1994 were $1,277,000 compared to $856,000 for the year ended December 31, 1993, an increase of $421,000 or 49%. The increase related primarily to an increased number of acquisition, leasing and marketing personnel.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the year ended December 31, 1994 was $5,047,000 compared to $4,522,000 for the year ended December 31, 1993, an increase of $525,000 or 12%. Depreciation and amortization expense related to the Southport Centre and Fitchburg Ridge Shopping Center was $292,000 and $16,000, respectively. The remainder of the increase related primarily to renovation and expansion projects and tenant finish projects which were completed in the fourth quarter of 1993 and the first quarter of 1994.

    PROVISION FOR LOSS ON INTEREST IN TWIN OAKS CENTRE

    See "Results of Operations -- Years Ended December 31, 1995 and 1994 -- Provision for Loss on Interest in Twin Oaks Centre".

    EQUITY IN EARNINGS OF MID-AMERICA BETHAL LIMITED PARTNERSHIP

    The Company's equity in earnings of Mid-America Bethal Limited Partnership for the year ended December 31, 1994 was $899,000 compared to $746,000 for the year ended December 31, 1993, an increase of $153,000 or 21%. The increase was the result of leasable space at one of Bethal's properties increasing by approximately 50,000 square feet through the construction of a 91,000 square foot Kmart. The store opened for business and commenced paying annual rent of $461,000 in November 1993.

FUNDS FROM OPERATIONS

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

    Funds From Operations were $8,824,000 for the year ended December 31, 1995 compared to $8,018,000 for the year ended December 31, 1994. The increase of $806,000 was attributable to the full year impact of the August 1994 acquisition of Fitchburg Ridge Shopping Center, the April 1995 acquisition of Twin Oaks Centre and, to a lesser degree, increased base and percentage rents and reduced property management expenses resulting from the Company's cost reduction program initiated in the fourth quarter of 1994.

    Funds From Operations is computed as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
Net Income (Loss)........................................................  $   3,384  $    (128) $   2,196
Accruals for "straight-line" rents.......................................        (96)      (139)       (45)
Depreciation and Amortization (1)........................................      5,125      5,047      4,522
Provision for loss on Interest in Twin Oaks Centre.......................     --          3,150     --
Gains on Sales of Real Estate, net (2)...................................       (189)      (690)       (18)
Investment in Mid-America Bethal:
  Equity in Earnings.....................................................       (959)      (899)      (746)
  Equity in Funds From Operations (3)....................................      1,559      1,493      1,303
Investment in Valley Park Centre:
  Equity in Loss.........................................................     --             53         66
  Equity in Funds From Operations........................................     --            122        342
Other....................................................................     --              9          9
                                                                           ---------  ---------  ---------
Funds From Operations (4)................................................  $   8,824  $   8,018  $   7,629
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

The Funds From Operations reported above do not reflect recommendations contained in the Funds From Operations White Paper (the "FFO White Paper") recently adopted by the National Association of Real Estate Investment Trusts to standardize financial reporting by real estate investment trusts. Had the Company adopted the recommendations prescribed in the FFO White Paper, (which is suggested for reporting periods beginning in 1996), Funds From Operations for the twelve months ended December 31, 1995 and 1994, respectively, would have been approximately $193,000 and $172,000 lower than reported.
------------------------
(1) Depreciation and amortization for the year ended December 31, 1995 and 1994, respectively, consisted of real property depreciation of $4,389,000 and $4,299,000, other depreciation of $61,000 and $73,000, lease fee amortization of $366,000 and $343,000, loan fee amortization of $207,000 and $278,000, and intangible amortization of $102,000 and $54,000. Repairs and maintenance expensed as "Property Costs" totaled $895,000 and $948,000 for the years ended December 31, 1995 and 1994, respectively.

(2) Gains on sales of real estate for the year ended December 31, 1995 consisted of a $189,000 gain from the sale of two outlot parcels. Gains on sales of real estate for the year ended December 31, 1994 consisted of a $1,260,000 gain from the payoff of the Valley Park Centre loan, gains of $220,000 from the sale of two outlots and a $790,000 loss on the sale of Village Square.

(3) Equity in Funds From Operations of Mid-America Bethal for the years ended December 31, 1995 and 1994, respectively, included real property depreciation of $542,000 and $548,000, other depreciation of $6,000 and $13,000, and lease fee amortization of $39,000 and $25,000.

(4) Beginning with the quarter ended March 31, 1994, the Company began reporting Funds From Operations without the impact of amounts owed by persons formerly related to the Company as described in the Notes to Consolidated Financial Statements. Such amounts are not included in Funds From Operations for any year presented above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this item appear in the audited consolidated financial statements and schedules included herein and listed in the index on page 17 of this report. The supplementary data required by this item appears at footnote M entitled "Quarterly Information (Unaudited)" on page 35 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change in the Company's independent accountants during the two most recent fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to the Sections entitled "Persons Nominated for Election as Directors" and "Executive Officers of the Company" in the 1996 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Sections entitled "Director Meetings and Compensation", "Summary Compensation Table", "Option Grants in 1995", "Option Exercises in 1995 and Year-End Values Table", and "Employment Agreements" in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Sections entitled "Ownership of Shares by Directors and Executive Officers" and "Ownership of Certain Beneficial Owners" in the 1996 Proxy Statement.

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

(B) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1995.

(C) EXHIBITS

    See Item 14(a)(3) above.

(D) FINANCIAL STATEMENTS REQUIRED BY REGULATIONS S-X WHICH ARE EXCLUDED FROM THE ANNUAL REPORT BY RULE 14A-3(B)

    The financial statements and schedules of Mid-America Bethal Limited Partnership (financial statements of significant subsidiary, pursuant to Rule 3-09) are filed as part of this report.

                      MID-AMERICA REALTY INVESTMENTS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

    The following Consolidated Financial Statements of Mid-America Realty Investments, Inc. and the related Independent Auditors' Report are included in
Item 8 and Item 14(a)(1):

                                                                                         PAGE
                                                                                       ---------
Report of Management.................................................................     18
Independent Auditors' Report.........................................................     19
Consolidated Balance Sheets at December 31, 1995 and 1994............................     20
Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and
 1993................................................................................     21
Consolidated Statements of Shareholders' Equity for the Years Ended December 31,
 1995, 1994 and 1993.................................................................     22
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and
 1993................................................................................     23
Notes to Consolidated Financial Statements...........................................     25

    The following Consolidated Financial Statement Schedule of Mid-America Realty Investments, Inc. is included in Item 14(a)(2):

Schedule III -- Real Estate and Accumulated Depreciation............     36

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

[SIG]                                           [SIG]

Jerome L. Heinrichs                            Dennis G. Gethmann
CHAIRMAN AND CHIEF EXECUTIVE OFFICER           PRESIDENT AND CHIEF OPERATING OFFICER

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mid-America Realty Investments, Inc.

    We have audited the accompanying consolidated balance sheets of Mid-America Realty Investments, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mid-America Realty Investments, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

February 1, 1996
Omaha, Nebraska

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                        (COLUMNAR DOLLARS IN THOUSANDS)
                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
Cash....................................................................................  $   --       $   --
Accounts receivable, net of allowance of $175,000 and $161,000..........................        1,497        1,345
Notes receivable, net of allowance of $160,000..........................................          742          866
Property:
  Land and land improvements............................................................       37,567       36,812
  Buildings.............................................................................      113,602      109,356
  Equipment and fixtures................................................................          559          559
  Construction-in-progress..............................................................          287          334
                                                                                          -----------  -----------
                                                                                              152,015      147,061
  Less: Accumulated depreciation........................................................      (24,250)     (19,800)
                                                                                          -----------  -----------
                                                                                              127,765      127,261
Interest in Twin Oaks Centre, net of allowances of $0 and $4,900,000....................      --             2,953
Investment in Mid-America Bethal Limited Partnership....................................       15,597       16,367
Intangible assets, less accumulated amortization of $2,948,000 and $3,503,000...........        2,042        2,463
Other assets............................................................................        2,696          187
                                                                                          -----------  -----------
                                                                                          $   150,339  $   151,442
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable.............................................................  $    65,592  $    63,486
Accrued liabilities.....................................................................        1,831        1,143
                                                                                          -----------  -----------
    Total Liabilities...................................................................       67,423       64,629

Commitments and Contingencies

Shareholders' Equity:
  Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding
   8,280,524 and 8,279,892 shares.......................................................           83           83
  Capital in excess of par value........................................................      119,682      119,677
  Distributions in excess of net income.................................................      (36,849)     (32,947)
                                                                                          -----------  -----------
    Total Shareholders' Equity..........................................................       82,916       86,813
                                                                                          -----------  -----------
                                                                                          $   150,339  $   151,442
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (COLUMNAR DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1995         1994         1993
                                                                           -----------  -----------  -----------
REVENUES
  Rental income..........................................................  $    16,564  $    15,615  $    13,336
  Reimbursement income...................................................        4,834        4,366        3,694
  Property management and leasing income.................................          200          211          222
  Other income...........................................................          735          960        1,181
                                                                           -----------  -----------  -----------
    Total Revenues.......................................................       22,333       21,152       18,433

EXPENSES
  Real estate taxes......................................................        3,063        2,815        2,424
  Other property costs...................................................        3,674        3,651        3,245
  Interest expense.......................................................        5,965        5,389        4,655
  Administrative expenses................................................        1,458        1,540        1,299
  Property management and leasing expenses...............................          812        1,277          856
  Depreciation and amortization..........................................        5,125        5,047        4,522
  Provision for loss on interest in Twin Oaks Centre.....................      --             3,150      --
                                                                           -----------  -----------  -----------
  Total Expenses.........................................................       20,097       22,869       17,001
                                                                           -----------  -----------  -----------
Income (Loss) Before Equity in Earnings of Mid-America Bethal Limited
 Partnership and Gains on Sales of Real Estate, net......................        2,236       (1,717)       1,432
Equity in Earnings of Mid-America Bethal Limited Partnership.............          959          899          746
                                                                           -----------  -----------  -----------
INCOME (LOSS) FROM OPERATIONS............................................        3,195         (818)       2,178
Gains on Sales of Real Estate, net.......................................          189          690           18
                                                                           -----------  -----------  -----------
NET INCOME (LOSS)........................................................  $     3,384  $      (128) $     2,196
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Weighted Average Shares Outstanding During Period........................    8,280,051    8,280,052    8,092,024
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
NET INCOME (LOSS) PER COMMON SHARE.......................................  $       .41  $      (.02) $       .27
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                               CAPITAL IN   DISTRIBUTIONS
                                                                    COMMON      EXCESS OF   IN EXCESS OF
                                                                     STOCK      PAR VALUE    NET INCOME     TOTAL
                                                                  -----------  -----------  ------------  ---------
BALANCE, JANUARY 1, 1993........................................   $      53   $    92,783   $  (20,455)  $  72,381
  Issuance of shares (net of costs of $1,723,000)...............          30        26,747       --          26,777
  Net income....................................................      --           --             2,196       2,196
  Dividends declared and paid -- $.88 per share.................      --           --            (7,273 )    (7,273)
                                                                         ---   -----------  ------------  ---------
BALANCE, DECEMBER 31, 1993......................................          83       119,530      (25,532 )    94,081
  Issuance of shares............................................      --               150      --              150
  Repurchase of shares..........................................      --                (3)     --               (3)
  Net loss......................................................      --           --              (128 )      (128)
  Dividends declared and paid -- $.88 per share.................      --           --            (7,287 )    (7,287)
                                                                         ---   -----------  ------------  ---------
BALANCE, DECEMBER 31, 1994......................................          83       119,677      (32,947 )    86,813
  Issuance of shares............................................      --                 5      --                5
  Net income....................................................      --           --             3,384       3,384
  Dividends declared and paid -- $.88 per share.................      --           --            (7,286 )    (7,286)
                                                                         ---   -----------  ------------  ---------
BALANCE, DECEMBER 31, 1995......................................  $       83   $   119,682  $   (36,849 ) $  82,916
                                                                         ---   -----------  ------------  ---------
                                                                         ---   -----------  ------------  ---------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1995        1994        1993
                                                                              ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss).........................................................  $    3,384  $     (128) $    2,196
  Adjustments:
    Depreciation and amortization...........................................       5,125       5,047       4,522
    Provision for loss on interest in Twin Oaks Centre......................      --           3,150      --
    Investment in Mid-America Bethal Limited Partnership:
      Equity in earnings....................................................        (959)       (899)       (746)
      Distributions received................................................       1,500       1,050       1,300
    Gains on sales of real estate, net......................................        (189)       (690)        (18)
    Increase (decrease) in related liabilities..............................         537         (84)         40
    (Increase) decrease in related assets...................................        (549)        324         102
    Other...................................................................           7      --             292
                                                                              ----------  ----------  ----------
  Net Cash Flows From Operating Activities..................................       8,856       7,770       7,688

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of real estate........................................         469       1,224       2,188
  Principal repayments of notes receivable..................................         123         131         235
  Interest in Twin Oaks Centre..............................................      --            (406)       (309)
  Investment in Mid-America Bethal Limited Partnership......................      --          --          (1,300)
  Payments from Valley Park Centre..........................................      --           3,974         200
  Additions to property:
    Purchase of new properties..............................................      --         (14,636)     --
    Expansion projects & other capital expenditures.........................      (1,184)     (1,303)     (1,739)
    Tenant improvements.....................................................        (667)       (563)     (1,105)
  Cash paid for leasing fees................................................        (263)       (237)       (322)
  Payments from Yield Maintenance Agreement.................................       1,027         106          95
  Principal repayments of Tax Increment Financing Bonds.....................          71      --          --
  Cash paid for intangibles and other assets................................      --            (442)       (184)
                                                                              ----------  ----------  ----------
  Net Cash Flows From Investing Activities..................................        (424)    (12,152)     (2,241)

CASH FLOWS FROM FINANCING ACTIVITIES
  (Payments) proceeds on short-term debt, net...............................      (2,147)     12,139      (8,350)
  Proceeds of mortgages payable.............................................      14,500      --          --
  Scheduled principal payments on mortgages.................................     (13,279)       (521)    (16,966)
  Cash paid for loan fees...................................................        (220)       (131)       (143)
  Proceeds from sale of common stock........................................      --          --          28,500
  Cash paid for costs of public offering....................................      --          --          (1,684)
  Dividends paid............................................................      (7,286)     (7,287)     (7,273)
                                                                              ----------  ----------  ----------
  Net Cash Flows From Financing Activities..................................      (8,432)      4,200      (5,916)
                                                                              ----------  ----------  ----------
NET CHANGE IN CASH..........................................................      --            (182)       (469)

CASH, BEGINNING OF YEAR.....................................................      --             182         651
                                                                              ----------  ----------  ----------
CASH, END OF YEAR...........................................................  $   --      $   --      $      182
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

1995:      (A)        Both of the Company's acquisition lines of credit were extended, one to July  1996 and the other to July 1997.
           (B)        The Company extended its working line of credit two years to July 1997.
           (C)        The  Company extended the  Lakewood Mall mortgage  loan for three  years to August
                      1998.
           (D)        The Company  assumed the  Twin  Oaks Centre  loan. See  Note  D to  the  Company's
                      Consolidated Financial Statements.

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

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

A.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES:

    NATURE   OF  OPERATIONS   --  Mid-America  Realty   Investments,  Inc.  (the
"Company"), a Maryland corporation, owns and manages income-producing properties, primarily enclosed malls and neighborhood shopping centers. The Company has qualified as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code.

    At December 31, 1995, the Company owned 19 neighborhood shopping centers and four enclosed malls located as follows: nine in Nebraska, three in Wisconsin, two each in Indiana and Minnesota, and one each in Arkansas, Georgia, Illinois, Iowa, Michigan, South Dakota and Tennessee. Additionally, the Company is a 50% partner in Mid-America Bethal Limited Partnership ("Mid-America Bethal") which owns two neighborhood shopping centers in Nebraska and Wisconsin and one enclosed mall in Nebraska.

    USE OF ESTIMATES -- In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements are prepared on an accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Mid-America Centers Corp. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to those classifications used in 1995.

    CASH AND CASH EQUIVALENTS -- The Company considers short-term investments with a maturity at acquisition of three months or less as cash equivalents.

    INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP -- The Company's 50% investment in Mid-America Bethal is accounted for using the equity method.

    PROPERTY -- Property is stated at the lower of depreciated cost or the amount estimated to be recoverable through future cash flows from property operations and dispositions. Assets are depreciated using the straight-line method over the following lives: land improvements -- 15 years; buildings -- 40 years; tenant improvements -- shorter of the term of the lease or the estimated useful life of the improvement; and equipment and fixtures -- 5 to 7 years. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. The adoption of the provisions of this statement is not expected to have a material impact on the Company's financial condition or results of operations.

    INTANGIBLE ASSETS -- Fees paid for leasing commissions on new or renewed leases are amortized using the straight-line method over the initial term or extension of the lease. Costs incurred to obtain mortgages and notes payable are being amortized over the term of the obligation or agreement. Other intangible assets, primarily from the acquisition of Mid-America Centers Corp., are being amortized using the straight-line method over periods of 60-120 months.

    LEASES -- All leases with tenants are classified as operating leases.

    REVENUE RECOGNITION -- Minimum rents from tenants are recognized monthly based upon total fixed cash flow over the initial term of the lease, using the straight-line method. Percentage rents are

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

A. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES: (CONTINUED) based upon tenant sales levels for a specified period. Reimbursed expenses for real estate taxes, common area maintenance, utilities, janitorial and building maintenance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant's lease.

    FEDERAL INCOME TAXES -- The Company has qualified as a REIT under the Internal Revenue Code and, accordingly, will not be subject to federal income taxes on amounts distributed to shareholders provided certain requirements are met, including the provision that at least 95% of its real estate investment trust taxable income is distributed by March 15 of the following year.

    The dividends paid during 1995, 1994 and 1993 were allocated between ordinary income and non-taxable return of capital as follows (amounts are per share):

                                                       1995       1994       1993
                                                     ---------  ---------  ---------
Ordinary income....................................  $     .05  $     .32  $     .39
Return of capital..................................        .83        .56        .49
                                                           ---        ---        ---
                                                     $     .88  $     .88  $     .88
                                                           ---        ---        ---
                                                           ---        ---        ---

    A portion of previously recorded book losses associated with the Company's interest in Twin Oaks Centre were utilized in 1995 for income tax purposes. As a result of the settlement described in footnote B below, these losses affect the taxation of dividends paid during 1995 by increasing the return of capital portion and decreasing the ordinary income portion.

    REPURCHASE OF COMMON STOCK -- Under the laws of the state of Maryland, all shares of common stock reacquired by the Company must be retired.

    EARNINGS PER SHARE -- The computation of earnings per share is based upon the weighted average number of shares outstanding during the period.

B.  PROPERTY TRANSACTIONS

    OUTLOT SALES -- During 1995, the Company sold two outlot parcels for total proceeds of $469,000, resulting in a gain of $189,000.

    TWIN OAKS CENTRE -- On April 19, 1995, the Company entered into a settlement agreement with the Twin Oaks Centre Limited Partnership (the "Partnership"). The Partnership was in default on a mortgage loan to the Company. Pursuant to the settlement, the Company took ownership of the underlying collateral which consisted of the Twin Oaks Centre, a 95,000 square foot neighborhood shopping center in Silvis, Illinois and tax increment financing bonds payable from incremental sales and real estate taxes generated by the shopping center and adjacent properties. All litigation against the Company was dismissed as part of the settlement. For the year ended December 31, 1995, the Company recorded total revenues and expenses for the Twin Oaks Centre of $390,000 and $156,000, respectively. See Note D to the Company's consolidated financial statements for further discussion of the Twin Oaks property transaction.

    VILLAGE SQUARE -- On December 15, 1994, the Company completed the sale of Village Square in Inver Grove Heights, Minnesota. The gross sales price was $810,000 resulting in a loss of approximately $790,000.

    FITCHBURG RIDGE SHOPPING CENTER -- On August 31, 1994, the Company completed the acquisition of Fitchburg Ridge Shopping Center in Fitchburg, Wisconsin for $2,071,000, including acquisition

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

B.  PROPERTY TRANSACTIONS (CONTINUED)
costs. For the year ended December 31, 1994, Fitchburg Ridge Shopping Center's total revenues and expenses (excluding interest on related debt) which are included in the accompanying Consolidated Statements of Operations were $139,000 and $58,000, respectively, compared to $443,000 and $209,000, respectively, for the twelve months ended December 31, 1995.

    SOUTHPORT CENTRE -- On January 13, 1994, the Company completed the acquisition of Southport Centre in Apple Valley, Minnesota. The purchase price, including acquisition costs, was $12,985,000 with $12,835,000 paid in cash and $150,000 paid through the issuance of 15,585 shares of the Company's common stock. The acquisition was effective January 1, 1994 using the purchase method of accounting. For the year ended December 31, 1994, Southport Centre's total revenues and expenses (excluding interest on related debt) were $2,157,000 and $891,000, respectively, compared to $2,314,000 and $1,056,000, respectively, for the year ended December 31, 1995.

C.  NOTES RECEIVABLE
    Notes receivable consists of four separate notes from parties formerly related to the Company. The notes carry interest rates from 9% to 12%, mature in varying amounts through 2004 and are collateralized by specific tangible assets and/or personal guarantees.

D.  TWIN OAKS CENTRE
    In December 1989, the Company entered into a mortgage loan with Twin Oaks Centre Limited Partnership (the "Partnership") for the construction of Twin Oaks Centre ("TOC") in Silvis, Illinois. The loan was secured by the Twin Oaks Centre and tax increment financing bonds payable from incremental sales and real estate taxes to be generated by the shopping center and adjacent properties, which are currently undeveloped.

    The Company considered the Partnership loan impaired and therefore recorded charges in the second quarter of 1994 to reduce the recorded balance of the loan to the estimated value of the underlying collateral. Provisions were based on management's estimate of value of the collateral considering the current and anticipated future operating conditions. Walgreens, a major anchor tenant of the Twin Oaks Centre, vacated in the second quarter of 1994. Although Walgreens continued to pay rent, management reviewed the adverse effect of the Walgreens exit on property lease-up and cash flows from the related tax increment financing bonds and provided additional loss reserves in 1994 of $3,150,000.

    On April 19, 1995, the Company entered into a settlement agreement (the "Settlement") with the Twin Oaks Centre Limited Partnership. The Partnership was in default on a mortgage loan to the Company. Pursuant to the Settlement, the Company took ownership of the underlying collateral which consisted of the TOC and tax increment financing bonds (the "TIF Bonds") payable from incremental sales and real estate taxes generated by the shopping center and adjacent properties. During 1995, the Company received approximately $310,000 from the City of Silvis, Illinois related to the TIF Bonds; approximately $71,000 of this payment was recorded by the Company as principal reduction.

    The TOC is a 95,000 square foot neighborhood shopping center in Silvis, Illinois. At April 19, 1995 the TOC was 86% leased and 73% occupied, and at December 31, 1995 the TOC was 91% leased and 74% occupied. Walgreens vacated in the second quarter of 1994 but continues to pay annual rent of $119,000.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

D.  TWIN OAKS CENTRE (CONTINUED)
    In conjunction with the Settlement, the Company transferred from "Interest in Twin Oaks Centre" on the Consolidated Balance Sheet, the estimated value of the TOC ($4,163,000) to "Property", the estimated value of the TIF Bonds ($2,000,000) to "Other Assets", and the balance of a first mortgage (the "TOC Loan"), which was assumed by the Company, to "Mortgages and Notes Payable". The TOC Loan had a balance of $3,033,000 on April 19, 1995.

    For the period from April 19, 1995 to December 31, 1995, the Twin Oaks Centre's total revenues and expenses, excluding interest on related debt, which are included in the accompanying Consolidated Statement of Operations, were $390,000 and $156,000, respectively.

E.  INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP
    The Company has a 50% general partnership interest in Mid-America Bethal, a Nebraska limited partnership. The Company is the managing general partner of Mid-America Bethal and a European investor is the limited partner. Mid-America
Bethal owns and operates two neighborhood shopping centers and one enclosed mall.

    Summarized financial information on Mid-America Bethal is as follows:

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1995       1994
                                                                                             ---------  ---------
BALANCE SHEETS
  Assets:
    Cash and cash equivalents..............................................................  $     817  $     829
    Property, net of accumulated depreciation of $6,278,000 and $5,188,000.................     29,940     30,918
    Other assets...........................................................................        454        561
                                                                                             ---------  ---------
                                                                                             $  31,211  $  32,308
                                                                                             ---------  ---------
                                                                                             ---------  ---------

  Liabilities and Partners' Capital:
    Accrued liabilities....................................................................  $      18  $      33
    Partners' capital......................................................................     31,193     32,275
                                                                                             ---------  ---------
                                                                                             $  31,211  $  32,308
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
STATEMENTS OF OPERATIONS
  Total Revenues...............................................................  $   4,330  $   4,264  $   3,904
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
  Net Income...................................................................  $   1,918  $   1,798  $   1,492
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
EQUITY IN EARNINGS OF MID-AMERICA BETHAL RECORDED BY THE COMPANY...............  $     959  $     899  $     746
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    Mid-America Centers Corp. has agreements with Mid-America Bethal for the management and leasing of properties owned by Mid-America Bethal. For the years ended December 31, 1995, 1994 and 1993, Mid-America Bethal paid property management fees of $172,000, $172,000, and $158,000, respectively, and incurred and capitalized leasing commissions of $28,000, $39,000, and $52,000,

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

E. INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP (CONTINUED) respectively. In addition, the Company administers the day-to-day activities of Mid-America Bethal. For these services during each of the three years ended December 31, 1995, the Company received administrative fees from Mid-America Bethal of $20,000.

F.  INVESTMENT IN VALLEY PARK CENTRE
    The Company had a loan agreement with Valley Park Limited Partnership, a party formerly related to the Company, to facilitate the construction of Valley Park Centre in Russelville, Arkansas. At December 31, 1993, the amount funded under this agreement was $4,049,000. Because the Company was entitled to share in the net cash generated from the operation and from the sale of Valley Park Centre, the loan was accounted for as a real estate investment. On April 9, 1994, the loan was paid in full resulting in a gain of $1,260,000, net of transaction costs.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

G.  MORTGAGES AND NOTES PAYABLE
    Mortgages and notes payable are comprised of the following:

                                                                                                    DECEMBER 31,
                                                MAXIMUM   INTEREST     ANNUAL       MATURITY    --------------------
                                               AVAILABLE    RATE       PAYMENT        DATE        1995       1994
                                               ---------  ---------  -----------  ------------  ---------  ---------
Fixed-Rate Mortgage Debt:
  Mortgages and Notes Payable:
    Cornhusker Plaza.........................                 9.75%   $     396      June 1995  $  --      $   3,712
    Twin Oaks Centre.........................                 8.25%   $      84      Apr. 1996        718        743
    Twin Oaks Centre (See Note D)............                 8.25%   $     342      Apr. 1996      2,974     --
    Miracle Hills Park.......................                 9.00%   $     352      Aug. 1997      3,355      3,403
    Lakewood Mall............................                 8.50%   $     768      Aug. 1998      7,446      7,761
    Meadows S.C..............................                 9.88%   $     346      Nov. 1998      3,048      3,091
    Bishop Heights...........................                 9.00%   $      98      Nov. 2000        679        714
    Eastville Plaza..........................                 9.25%   $     292      Feb. 2001      2,945      2,966
    Rivergate S.C............................                10.00%   $     336      Jan. 2002      3,119      3,143
    Shenandoah Plaza.........................                10.00%   $     456      Jan. 2002      4,191      4,223
    Edgewood S.C.............................                 9.08%   $     590      Feb. 2002      6,500     --
    Southport Centre.........................                 9.20%   $     736      Apr. 2002      8,000     --
    Moorland Square..........................                 9.00%   $     384      Nov. 2002      3,656      3,707
    Kimberly West............................                 8.00%   $     403      Dec. 2002      4,165      4,231
                                                                                                ---------  ---------
                                                                                                   50,796     37,694
  Other Notes and Obligations................                11.00%                                --             26
                                                                                                ---------  ---------
  Total Fixed-Rate Mortgage Debt.............                                                      50,796     37,720
Adjustable-Rate Debt:
  Revolving Credit Agreements:
    Working Line of Credit...................  $   5,000     7.875%                  July 1997        663        138
    Lines of Credit for Acquisitions.........  $  10,000     8.375%                  July 1997      8,574      4,056
                                               $  15,000      9.00%                  July 1996      5,559     12,750
                                                                                                ---------  ---------
                                                                                                   14,796     16,944

  Mortgage Loans:
    Edgewood S.C. -- Phase II................  $   5,000      9.00%                  July 1995          0      5,000
    Fairacres S.C............................  $   3,822      9.50%                  July 1995          0      3,822
                                                                                                ---------  ---------
                                                                                                        0      8,822
                                                                                                ---------  ---------
  Total Adjustable-Rate Debt.................                                                      14,796     25,766
                                                                                                ---------  ---------
Total Mortgages and Notes Payable............                                                   $  65,592  $  63,486
                                                                                                ---------  ---------
                                                                                                ---------  ---------

    In July 1995, the Company renewed its revolving credit agreement with a local bank, which consisted of the $5,000,000 working capital and $10,000,000 acquisitions line of credit. This agreement was extended to July 1997 for an extension fee of $17,500. The $5,000,000 working capital line is priced at 200 basis points above the London International Banking Offering Rate (LIBOR), while the $10,000,000 acquisitions line is priced at 250 basis points above LIBOR. The interest rate on the working capital line and the acquisitions line is fixed at 7.875% and 8.375% respectively, through

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

G.  MORTGAGES AND NOTES PAYABLE (CONTINUED)
January 31, 1996. Both the $5,000,000 and $10,000,000 lines require an annual unused commitment fee of 25 basis points. The revolving credit agreement is collateralized by Monument Mall, Germantown Shopping Center and Ile de Grand.

    The $15,000,000 acquisitions line of credit was extended until July 1996 with the interest rate remaining variable at 50 basis points over the national prime and the non-use fee of 25 basis points was eliminated. The revolving credit agreement is collateralized by Thunderbird Mall, Delta Plaza, Macon County Plaza and Town West Center.

    In March 1995, the Company finalized an $8,000,000, 9.2% fixed rate mortgage loan secured by the Southport Centre and a $6,500,000, 9.08% fixed rate mortgage loan secured by the Edgewood Shopping Centers. The net proceeds from these loans were primarily used to repay the maturing $5,000,000 adjustable rate mortgage loan secured by Phase I of the Edgewood Shopping Centers and to repay variable rate acquisition line debt. Both of these loans have seven-year terms requiring interest only payments for the first five years, with subsequent payments based upon a 25-year amortization.

    As described in Note D to the Consolidated Financial Statements, the Company assumed the TOC loan which requires monthly principal and interest payments of $28,000, based upon a fixed interest rate of 8.25% and a 15-year amortization, and matures in April 1996. The Company intends to extend this loan for a period of three years with the existing lender.

    During 1995, the Company used the proceeds from the $10,000,000 acquisition line to repay mortgage loans on Cornhusker Plaza and Fairacres Shopping Center which had balances prior to being repaid of $3,697,000 and $3,783,000 and were priced at 9.75% and 100 basis points over prime, respectively.

    The Company also completed the extension of the Lakewood Mall mortgage loan in 1995. The $7,500,000 loan has been extended for three years, to August 1998, with an interest rate of 8.5%. As part of the extension, the Company paid down $193,000 on the loan and paid an extension fee of $37,500.

    Principal maturities of total mortgages and notes payable, after giving effect to the commitments described above, for the next five years are as follows: 1996 -- $10,405,000; 1997 -- $12,351,000; 1998 -- $10,403,000; 1999 --
$326,000; 2000 -- $917,000; 2001 and thereafter -- $31,191,000.

    Substantially all of the Company's properties serve as collateral on one or more of the above-mentioned obligations. The Company was in compliance with all debt covenants at December 31, 1995 which require, among other covenants, that the Company's total debt will not exceed 50% of total assets.

H. COMMITMENTS AND CONTINGENCIES

    YIELD MAINTENANCE AGREEMENT -- In June 1992, the Company entered into a Yield Maintenance Agreement, as amended (the "YMA") with parties formerly related to the Company. Under the YMA, the formerly related parties guarantee a 10% return from June 1, 1992 to December 31, 1996, calculated on a quarterly basis, to the Company based upon the amount of the Company's Investment Base for five specific properties purchased from the formerly related parties. If the net operating income of the properties after debt service on a quarterly basis does not exceed the required 10%

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

H. COMMITMENTS AND CONTINGENCIES (CONTINUED) return, the difference (defined as the "Arrearage" in the YMA) is owed to the Company by the formerly related parties. The formerly related parties have the option of paying the Arrearage in cash every quarter or having it added to the Investment Base.

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

    Under the YMA, the Company has an assignment of a 50% interest in Kearney Mall Associates, Ltd., Limited Partnership, whose limited partners were formerly related to the Company, which owns Hilltop Mall in Kearney, Nebraska. The obligations of the formerly related parties under the YMA are limited to $2,800,000 and are secured by promissory notes. The promissory notes are personally guaranteed by the formerly related parties and are collateralized by specific tangible collateral. Cumulative amounts received under this agreement totaled $1,228,000 through December 31, 1995.

    At December 31, 1995, accumulated YMA arrearages (which are not reflected in the consolidated financial statements) exceeded the guaranteed limits.

    LITIGATION -- The Company is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

I.  SHAREHOLDERS' EQUITY
    On January 22, 1993, the Company completed the public sale of 3,000,000 shares of common stock and received net proceeds of $26,777,000 (after placement agent fees and out-of-pocket expenses). The proceeds from the sale were used to retire debt and provide funds for expansion projects.

J.  EMPLOYEE BENEFIT AND STOCK PLANS

    RETIREMENT SAVINGS PLAN -- In 1994, the Company established a qualified savings 401(k) plan covering substantially all full-time employees. Participants may contribute up to 15% of their pre-tax base pay with the Company matching contributions equal to 25% of the first 4% of participant contributions. Participants vest in Company contributions over five years. Contribution expense for the years ended December 31, 1995 and 1994 was $14,000 and $19,000, respectively.

    STOCK PLANS -- Pursuant to the Amended Stock Option Plan which was approved by shareholders in 1992 and the 1995 Stock Plan approved by stockholders in 1995 (collectively, the "Plans"), the Compensation Committee of the Board of Directors is authorized to issue options to purchase shares of common stock at the then current market price of such shares and other stock awards to employees of the Company and Mid-America Centers Corp. Stock options became exercisable over discretionary periods not to exceed 10 years from the date of grant. At December 31, 1995, approximately 200,000 shares remained available for issuance under the Plans.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

J.  EMPLOYEE BENEFIT AND STOCK PLANS (CONTINUED)
    Following is a summary of the option activity under the Plans:

                                                                      SHARES
                                                                   UNDER OPTION   OPTION PRICE PER SHARE
                                                                   -------------  ----------------------
Outstanding January 1, 1992......................................       --                  --
Granted..........................................................       108,000     $10.375 to $25.375
                                                                   -------------
Outstanding December 31, 1992....................................       108,000     $10.375 to $25.375
Granted..........................................................       140,000           $10.75
Canceled.........................................................      (108,000)    $10.375 to $25.375
                                                                   -------------
Outstanding December 31, 1993....................................       140,000           $10.75
Forfeited........................................................       (15,000)          $10.75
                                                                   -------------
Outstanding at December 31, 1994.................................       125,000           $10.75
Granted..........................................................       100,000           $8.00
Forfeited........................................................       (10,000)          $10.75
                                                                   -------------
Outstanding at December 31, 1995.................................       215,000      $8.00 to $10.75
                                                                   -------------
                                                                   -------------

At December 31, 1995, 76,667 stock options were exercisable.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), effective for fiscal years beginning after December 15, 1995. The statement encourages, but does not require, employers to adopt a fair value method of accounting for employee stock based compensation and requires increased stock based compensation disclosures in lieu of expense recognition. The Company does not intend to elect expense recognition for stock options and, therefore, FAS 123 will not have an impact on the Company.

K. DISCLOSURE OF FAIR VALUE
    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

    CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE:

    The carrying amounts of these items are a reasonable estimate of their fair value.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

K. DISCLOSURE OF FAIR VALUE (CONTINUED)
    NOTES RECEIVABLE:

    The carrying amounts of these items represent the Company's reasonable estimate of their fair value.

    MORTGAGES AND NOTES PAYABLE -- FIXED RATE MORTGAGE DEBT:

    At December 31, 1995, the carrying amount was $50,796,000 compared to an estimated fair market value of approximately $50,351,000. Interest rates that are currently available to the Company for the issuance of mortgages with similar terms and remaining maturities were used to estimate fair value of these mortgages.

L.  LEASING ACTIVITIES
    Spaces in the Company's properties are leased under operating leases with initial terms ranging from one to 40 years. Certain of the leases contain options to renew. Leases generally provide for minimum rents and percentage rents plus reimbursement of certain operating expenses. The majority of tenants pay reimbursements for their pro rata share of certain operating expenses.

    Rent income in excess of base rent from tenants with percentage rent provisions (based upon tenant sales levels for a specified period) for the years ended December 31, 1995, 1994 and 1993 was $536,000, $366,000, and $387,000,
respectively.

    Wal-Mart, Herberger's, Hy-Vee grocery stores, Kmart, Walgreens, Target and/or Shopko and J.C. Penney anchored a total of 18 of the Company's properties either as tenants or as occupants of buildings adjacent to the properties and lease in the aggregate approximately 34% of the total leasable space in the Company's properties.

    Additionally, Kmart, Hy-Vee grocery stores, Herberger's and/or Wal-Mart anchored all Mid-America Bethal properties as either tenants or as occupants of buildings adjacent to the properties and lease approximately 14% of the total leasable space in the Mid-America Bethal properties.

    The only tenant that occupies more than 10% of the gross leasable space of the properties owned by the Company at December 31, 1995 is Wal-Mart, whose five stores at properties owned by the Company occupy approximately 14% of total gross leasable area. Wal-Mart also operates stores adjacent to five of the Company's properties and to one of Mid-America Bethal's properties.

    Future base rents under non-cancelable operating leases on properties owned solely by the Company at December 31, 1995 are as follows:

YEAR ENDING DECEMBER 31,                      WAL-MART   OTHER TENANTS     TOTAL
--------------------------------------------  ---------  -------------  -----------
1996........................................  $   1,225   $    14,401   $    15,626
1997........................................      1,225        12,636        13,861
1998........................................      1,225        11,283        12,508
1999........................................      1,225        10,300        11,525
2000........................................      1,225         9,302        10,527
Thereafter..................................      6,884        66,984        73,868
                                              ---------  -------------  -----------
                                              $  13,009   $   124,906   $   137,915
                                              ---------  -------------  -----------
                                              ---------  -------------  -----------

The Company had no tenant which in any of the three years ended December 31, 1995 provided 10% or more of the Company's rental income or total revenues.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

M. QUARTERLY INFORMATION (UNAUDITED)

                                                  FIRST        SECOND        THIRD         FOURTH
                                                 QUARTER       QUARTER      QUARTER       QUARTER        TOTAL
                                               ------------  -----------  ------------  ------------  -----------
Year Ended December 31, 1995:
  Total revenues.............................     $   5,593    $   5,488     $   5,517     $   5,735    $  22,333
  Net income.................................     $     889    $     844     $     823     $     828    $   3,384
  Net income per share.......................     $     .11    $     .10     $     .10     $     .10    $     .41
  Dividends declared per share...............     $     .22    $     .22     $     .22     $     .22    $     .88
  Weighted average number of shares
   outstanding...............................     8,279,892    8,279,892     8,279,892     8,280,524    8,280,051

Year Ended December 31, 1994:
  Total revenues.............................  $      5,275  $     5,286  $      5,140  $      5,451  $    21,152
  Net income (loss) (1)......................  $        575  $    (1,285) $        512  $         70  $      (128)
  Net income (loss) per share................  $        .07  $      (.16) $        .06  $        .01  $      (.02)
  Dividends declared per share...............  $        .22  $       .22  $        .22  $        .22  $       .88
  Weighted average number of shares
   outstanding...............................     8,280,212    8,280,212     8,279,892     8,279,892    8,280,052

------------------------
(1) The variation in income (loss) noted in the second quarter of 1994 was due to the $3,150,000 loss reserve relating to the Company's interest in Twin Oaks Centre for the year ended December 31, 1994. This amount reflects charges to reduce the recorded value of the Company's loan to the Twin Oaks Centre L.P. to the fair value of the underlying collateral. During 1995, the Company took ownership of the Twin Oaks Centre. See Note D to the Company's Consolidated Financial Statements for further discussion.

N.  SUBSEQUENT EVENT
    On January 29, 1996, the Company declared a cash dividend of $.22 per common share payable on February 26, 1996 to stockholders of record on February 12, 1996.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                                                   GROSS AMOUNT AT WHICH
                                                                      ADDITIONAL                  CARRIED AT DECEMBER 31,
                                            INITIAL COST TO COMPANY      COSTS      REDUCTIONS              1995
                                            ------------------------  SUBSEQUENT   FROM RECEIPTS  ------------------------
                                                       BUILDINGS AND      TO       SUBSEQUENT TO             BUILDINGS AND
     DESCRIPTION          ENCUMBRANCES        LAND     IMPROVEMENTS   ACQUISITION   ACQUISITION     LAND     IMPROVEMENTS
---------------------  -------------------  ---------  -------------  -----------  -------------  ---------  -------------
Monument Mall,
 Scottsbluff, NE       Line of Credit (2)   $     420    $   9,691     $   2,774     $  (1,612)   $     353    $  10,920
Delta Plaza,
 Escanaba, MI          Line of Credit (2)         527        6,949         4,591          (311  )     1,096       10,660
Thunderbird Mall,
 Virginia, MN          Line of Credit (2)         305        6,027         3,409       --               305        9,436
Eastville Plaza,
 Fremont, NE           $        2,945             706        3,529           621          (403  )       633        3,820
Bishop Heights,
 Lincoln, NE           $          679             710          723           151       --               710          874
Westview Plaza,
 McCook, NE                   None                 90        1,010            24          (142  )        78          904
Ile de Grand,
 Grand Island, NE      Line of Credit (2)         690        2,880           953       --               690        3,833
Edgewood-Phase I,      (
 Lincoln, NE           (                        1,396        1,993         1,353       --             1,396        3,346
                           (    $6,500
Edgewood-Phase II,     (
 Lincoln, NE           (                        1,387        4,327           737       --             1,387        5,064
The Meadows,
 Lincoln, NE           $        3,048           1,179        3,121            19       --             1,179        3,140
Miracle Hills Park,
 Omaha, NE             $        3,355           2,250        4,972           426          (330  )     2,147        5,171
Macon County,
 Lafayette, TN         Line of Credit (2)         228        3,021            51           (40  )       225        3,035
Town West Center,
 Paragould, AR         Line of Credit (2)         366        4,263            48       --               366        4,311


                                   ACCUMULATED                   DATE OF
                                  DEPRECIATION    COMPLETION   ACQUISITION
                                   AT DECEMBER     DATE FOR        OR
     DESCRIPTION         TOTAL      31, 1995     CONSTRUCTION  COMPLETION
---------------------  ---------  -------------  ------------  -----------
Monument Mall,
 Scottsbluff, NE       $  11,273    $  (3,022)       08/1986     12/30/86
Delta Plaza,
 Escanaba, MI             11,756       (2,426  )     09/1971     12/30/86
Thunderbird Mall,
 Virginia, MN              9,741       (2,077  )     09/1971     12/30/86
Eastville Plaza,
 Fremont, NE               4,453       (1,130  )     08/1986     12/30/86
Bishop Heights,
 Lincoln, NE               1,584         (268  )     09/1971     12/30/86
Westview Plaza,
 McCook, NE                  982         (266  )     12/1985     12/30/86
Ile de Grand,
 Grand Island, NE          4,523         (982  )     07/1977     04/09/87
Edgewood-Phase I,
 Lincoln, NE               4,742         (993  )     09/1980     06/01/87

Edgewood-Phase II,
 Lincoln, NE               6,451         (754  )     06/1991     06/26/91
The Meadows,
 Lincoln, NE               4,319         (783  )     12/1987     06/01/88
Miracle Hills Park,
 Omaha, NE                 7,318       (1,383  )     03/1987     07/05/88
Macon County,
 Lafayette, TN             3,260         (731  )     12/1985     12/21/88
Town West Center,
 Paragould, AR             4,677         (958  )     04/1987     12/21/88

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                                                   GROSS AMOUNT AT WHICH
                                                                      ADDITIONAL                  CARRIED AT DECEMBER 31,
                                            INITIAL COST TO COMPANY      COSTS      REDUCTIONS              1995
                                            ------------------------  SUBSEQUENT   FROM RECEIPTS  ------------------------
                                                       BUILDINGS AND      TO       SUBSEQUENT TO             BUILDINGS AND
     DESCRIPTION          ENCUMBRANCES        LAND     IMPROVEMENTS   ACQUISITION   ACQUISITION     LAND     IMPROVEMENTS
---------------------  -------------------  ---------  -------------  -----------  -------------  ---------  -------------
Rivergate,
 Shelbyville, IN            $   3,119             163        4,058           281           (25)         162        4,315
Germantown,
 Jasper, IN            Line of Credit (2)         488        8,766           429           (15)         540        9,128
Shenandoah Plaza,
 Newnan, GA                 $   4,191             485        5,281            96        --              485        5,377
Cornhusker Plaza,
 South Sioux City, NE  Line of Credit (2)       1,185        3,169            58           (26  )     1,185        3,201
Lakewood Mall,
 Aberdeen, SD          $        7,446             600       13,890           992          (784  )     1,003       13,695
Kimberly West,
 Davenport, IA         $        4,165           1,700        4,653           159       --             1,790        4,722
Moorland Square,
 New Berlin, WI        $        3,656           1,550        3,750         1,084       --             1,725        4,659
Fairacres,
 Oshkosh, WI           Line of Credit (2)       1,500        3,310           341       --             1,550        3,601
Southport Centre,
 Apple Valley, MN      $        8,000           3,675        8,946           305       --             3,675        9,251
Fitchburg Ridge,
 Fitchburg, WI                None                500        1,545            42       --               500        1,587
Twin Oaks Centre
 Silvis, IL            $        3,692           1,075        3,062            46          (244  )     1,019        2,920
                                            ---------  -------------  -----------  -------------  ---------  -------------
                                            $  23,175  $   112,936    $   18,990   $    (3,932  ) $  24,199  $   126,970
                                            ---------  -------------  -----------  -------------  ---------  -------------
                                            ---------  -------------  -----------  -------------  ---------  -------------


                                   ACCUMULATED                   DATE OF
                                  DEPRECIATION    COMPLETION   ACQUISITION
                                   AT DECEMBER     DATE FOR        OR
     DESCRIPTION         TOTAL      31, 1995     CONSTRUCTION  COMPLETION
---------------------  ---------  -------------  ------------  -----------
Rivergate,
 Shelbyville, IN           4,477         (927)       03/1986     12/21/88
Germantown,
 Jasper, IN                9,668       (1,879)       12/1985     12/21/88
Shenandoah Plaza,
 Newnan, GA                5,862       (1,226)       02/1988     12/21/88
Cornhusker Plaza,
 South Sioux City, NE      4,386         (468  )     02/1990     06/27/91
Lakewood Mall,
 Aberdeen, SD             14,698       (1,654  )     08/1990     08/28/92
Kimberly West,
 Davenport, IA             6,512         (511  )     01/1989     12/14/92
Moorland Square,
 New Berlin, WI            6,384         (373  )     02/1990     11/23/92
Fairacres,
 Oshkosh, WI               5,151         (409  )     05/1992     12/22/92
Southport Centre,
 Apple Valley, MN         12,926         (511  )     01/1992     01/01/94
Fitchburg Ridge,
 Fitchburg, WI             2,087          (52  )     12/1980     08/31/94
Twin Oaks Centre
 Silvis, IL                3,939          (61  )     01/1992     04/19/95
                       ---------  -------------
                       $ 151,169  $    23,844
                       ---------  -------------
                       ---------  -------------

------------------------------
(1) The aggregate cost for federal income tax purposes for these properties is approximately $151,169,000.

(2)  Revolving credit agreements totaled $14,796,000 at December 31, 1995.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                             BUILDINGS AND
                                                LAND AND        TENANT      EQUIPMENT AND  CONSTRUCTION-
                                     LAND     IMPROVEMENTS   IMPROVEMENTS     FIXTURES      IN-PROGRESS     TOTAL
                                   ---------  -------------  -------------  -------------  -------------  ---------
REAL ESTATE
Balance, January 31, 1993........  $  18,555    $  12,490      $  96,567      $     399      $     491    $ 128,502
  Additions at cost..............          1          133          1,391            114          1,039        2,678
  Retirements....................         (9)      --               (115)           (22)        --             (146)
  Transfer of assets when placed
   into service..................     --           --              1,224         --             (1,224)      --
                                   ---------  -------------  -------------  -------------  -------------  ---------
Balance, December 31, 1993.......     18,547       12,623         99,067            491            306      131,034
  Additions at cost..............      4,175          891         11,219             76            523       16,884
  Retirements....................       (268)        (171)        (1,425)            (8)        --           (1,872)
  Reclassification of outlots
   held for sale to land.........      1,015       --             --             --             --            1,015
  Transfer of assets when placed
   into service..................     --           --                495         --               (495)      --
                                   ---------  -------------  -------------  -------------  -------------  ---------
Balance, December 31, 1994.......     23,469       13,343        109,356            559            334      147,061
  Additions at cost..............      1,075           22          5,181         --                599        6,877
  Retirements....................       (250)      --             --             --             --             (250)
  Reductions for receipts under
   Yield Maintenance Agreement...        (92)      --               (935)        --             --           (1,027)
  Transfer of assets when placed
   into service..................     --           --             --             --               (646)        (646)
                                   ---------  -------------  -------------  -------------  -------------  ---------
Balance, December 31, 1995.......  $  24,202    $  13,365      $ 113,602      $     559      $     287    $ 152,015
                                   ---------  -------------  -------------  -------------  -------------  ---------
                                   ---------  -------------  -------------  -------------  -------------  ---------

ACCUMULATED DEPRECIATION
Balance, January 1, 1993.........  $  --        $   2,999      $   8,879      $     218      $  --        $  12,096
  Additions charged to costs and
   expenses......................     --              843          2,887             81         --            3,811(A)
  Retirements....................     --           --             --                (22)        --              (22)
                                   ---------  -------------  -------------  -------------  -------------  ---------
Balance, December 31, 1993.......     --            3,842         11,766            277         --           15,885
  Additions charged to costs and
   expenses......................     --              894          3,327             73         --            4,294(B)
  Retirements....................     --              (89)          (284)            (6)        --             (379)
                                   ---------  -------------  -------------  -------------  -------------  ---------
Balance, December 31, 1994.......     --            4,647         14,809            344         --           19,800
  Additions charged to costs and
   expenses......................     --              884          3,506             60         --            4,450
                                   ---------  -------------  -------------  -------------  -------------  ---------
Balance, December 31, 1995.......  $  --        $   5,531      $  18,315      $     404      $  --        $  24,250
                                   ---------  -------------  -------------  -------------  -------------  ---------
                                   ---------  -------------  -------------  -------------  -------------  ---------

------------------------------
(A) Depreciation expense for the year ended December 31, 1993 of $3,968,000 is comprised of depreciation on the Company's properties of $3,811,000 (as shown above) plus $157,000 of depreciation recognized on the Company's interest in Twin Oaks Centre.

(B) Depreciation expense for the year ended December 31, 1994 of $4,372,000 is comprised of depreciation on the Company's properties of $4,294,000 (as shown above) plus $78,000 of depreciation recognized on the Company's interest in Twin Oaks Centre.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

    The following Financial Statements of Mid-America Bethal Limited Partnership and the related Independent Auditors' Report are included in Item 14(d) of Mid-America Realty Investments, Inc.'s Form 10-K:

                                                                                            PAGE
                                                                                            -----
Independent Auditors' Report...........................................................          40
Balance Sheets at December 31, 1995 and 1994...........................................          41
Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993..........          42
Statements of Partners' Capital for the Years Ended December 31, 1995, 1994 and 1993...          43
Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993..........          44
Notes to Financial Statements..........................................................          45

    The following Financial Statement Schedule of Mid-America Bethal Limited Partnership is furnished pursuant to Rule 3-09:

Schedule III -- Real Estate and Accumulated Amortization..............          47

    All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Partners
Mid-America Bethal Limited Partnership
Omaha, Nebraska

    We have audited the accompanying balance sheets of Mid-America Bethal Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index on page 38. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Mid-America Bethal Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

February 1, 1996
Omaha, Nebraska

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                     ASSETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1995            1994
                                                                                   --------------  --------------
Cash.............................................................................  $      817,304  $      829,516
Accounts receivable, net of allowances of $57,000 and $101,000...................         236,810         294,156
Property:
  Land and land improvements.....................................................       6,497,545       6,489,085
  Buildings......................................................................      29,488,830      29,384,934
  Equipment and fixtures.........................................................         231,353         231,353
                                                                                   --------------  --------------
                                                                                       36,217,728      36,105,372
  Less: Accumulated depreciation.................................................      (6,278,088)     (5,187,711)
                                                                                   --------------  --------------
                                                                                       29,939,640      30,917,661
Intangible assets, less accumulated amortization of $211,391 and $134,322........         213,088         262,611
Other assets.....................................................................           4,236           4,233
                                                                                   --------------  --------------
                                                                                   $   31,211,078  $   32,308,177
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                        LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities..............................................................  $       18,000  $       33,599
Partners' capital................................................................      31,193,078      32,274,578
                                                                                   --------------  --------------
                                                                                   $   31,211,078  $   32,308,177
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                       See notes to financial statements

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1995           1994           1993
                                                                       -------------  -------------  -------------
REVENUES
  Rental income......................................................  $   3,480,916  $   3,451,278  $   3,058,639
  Reimbursement income...............................................        739,796        757,982        804,272
  Other income.......................................................        109,233         54,363         40,986
                                                                       -------------  -------------  -------------
    Total Revenues...................................................      4,329,945      4,263,623      3,903,897

EXPENSES
  Real estate taxes..................................................        319,972        337,674        336,376
  Management fees....................................................        172,086        172,609        157,583
  Other property costs...............................................        708,426        767,845        787,713
  Administrative expenses............................................         42,394         15,418         32,339
  Depreciation and amortization......................................      1,168,567      1,172,243      1,098,353
                                                                       -------------  -------------  -------------
    Total Expenses...................................................      2,411,445      2,465,789      2,412,364
                                                                       -------------  -------------  -------------
NET INCOME...........................................................  $   1,918,500  $   1,797,834  $   1,491,533
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                       See notes to financial statements

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                        STATEMENTS OF PARTNERS' CAPITAL

                                                                                       ALBETH
                                                               MID-AMERICA REALTY   INVESTMENTS,
                                                               INVESTMENTS, INC.        L.P.           TOTAL
                                                               ------------------  --------------  --------------
BALANCE, JANUARY 1, 1993.....................................   $     15,542,605   $   15,542,606  $   31,085,211
Partner contributions:
  Imperial Mall improvements.................................          1,300,000        1,300,000       2,600,000
Allocation of net income.....................................            745,767          745,766       1,491,533
Distributions paid...........................................         (1,300,000)      (1,300,000)     (2,600,000)
                                                               ------------------  --------------  --------------
BALANCE, DECEMBER 31, 1993...................................         16,288,372       16,288,372      32,576,744
Allocation of net income.....................................            898,917          898,917       1,797,834
Distributions paid...........................................         (1,050,000)      (1,050,000)     (2,100,000)
                                                               ------------------  --------------  --------------
BALANCE, DECEMBER 31, 1994...................................         16,137,289       16,137,289      32,274,578
Allocation of net income.....................................            959,250          959,250       1,918,500
Distributions paid...........................................         (1,500,000)      (1,500,000)     (3,000,000)
                                                               ------------------  --------------  --------------
BALANCE, DECEMBER 31, 1995...................................   $     15,596,539   $   15,596,539  $   31,193,078
                                                               ------------------  --------------  --------------
                                                               ------------------  --------------  --------------

                       See notes to financial statements

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                         1995            1994            1993
                                                                    --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income......................................................  $    1,918,500  $    1,797,834  $    1,491,533
  Adjustments:
    Depreciation and amortization.................................       1,168,567       1,172,243       1,098,353
    (Decrease) increase in related liabilities....................         (15,599)             80          (1,239)
    Decrease in related assets....................................          57,255         112,429         112,986
                                                                    --------------  --------------  --------------
  Net Cash Flows From Operating Activities........................       3,128,723       3,082,586       2,701,633

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property:
    Renovation and expansion projects.............................        --              --            (3,305,577)
    Tenant improvements...........................................         (27,227)        (31,607)       (136,989)
    Other capital expenditures....................................         (85,129)        (89,051)       --
  Cash paid for leasing fees......................................         (28,579)        (37,808)       (113,696)
  Other receipts and payments.....................................        --              --                17,277
                                                                    --------------  --------------  --------------
  Net Cash Flows From Investing Activities........................        (140,935)       (158,466)     (3,538,985)

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions made to partners..................................      (3,000,000)     (2,100,000)     (2,600,000)
  Contributions by partners.......................................        --              --             2,600,000
                                                                    --------------  --------------  --------------
  Net Cash Flows From Financing Activities........................      (3,000,000)     (2,100,000)       --
                                                                    --------------  --------------  --------------
NET CHANGE IN CASH................................................         (12,212)        824,120        (837,352)
CASH, BEGINNING OF YEAR...........................................         829,516           5,396         842,748
                                                                    --------------  --------------  --------------
CASH, END OF YEAR.................................................  $      817,304  $      829,516  $        5,396
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------

                       See notes to financial statements

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS -- Mid-America Bethal Limited Partnership, formerly Dial Bethal Limited Partnership (Mid-America Bethal), a Nebraska limited partnership, was formed on June 1, 1989 between Mid-America Realty Investments, Inc. (Mid-America Realty) and Albeth Investments, L.P. (Albeth), pursuant to provisions of an Amended and Restated Partnership Agreement (the "Partnership Agreement"). Mid-America Realty holds a 50% interest and is the managing general partner and Albeth holds a 50% limited partner interest.

    On October 31, 1994, Dial Bethal Limited Partnership filed an amendment to the Certificate of Limited Partnership changing its name to Mid-America Bethal Limited Partnership.

    CASH AND CASH EQUIVALENTS -- Mid-America Bethal considers short-term investments with a maturity at acquisition of three months or less as cash equivalents.

    USE OF ESTIMATES -- In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PROPERTY -- Property is stated at the lower of depreciated cost or the amount estimated to be recoverable through future cash flows from the property operations and dispositions. Assets are depreciated using the straight-line method over the following lives: land improvements -- 15 years; buildings -- 40 years; tenant improvements -- shorter of the lease term or the estimated life of the improvement; and equipment and fixtures -- 5 to 7 years.

    INTANGIBLE ASSETS -- Costs incurred in the organization of Mid-America Bethal are amortized using the straight-line method over a 60-month period. Fees paid for leasing commissions on new or renewed leases are amortized using the straight-line method over the initial term or extension of the lease.

    LEASES -- All leases with tenants are classified as operating leases.

    REVENUE RECOGNITION -- Minimum rents from tenants are recognized monthly based upon total fixed cash flow over the initial term of the lease, using the straight-line method. Percentage rents are based upon tenant sales levels for a specified period. Reimbursed expenses for real estate taxes, common area maintenance, utilities, janitorial and building maintenance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant's lease.

    INCOME TAXES -- The  financial statements do not  include any provision  for
income   taxes  on  Mid-America   Bethal's  earnings  as   such  taxes  are  the
responsibility of the individual partners.

    ACCOUNTING STANDARDS -- In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement is effective for fiscal years beginning after December 15, 1995. The adoption of the provisions of this statement is not expected to have a material impact on Mid-America Bethal's financial condition or results of operations.

    RECLASSIFICATIONS -- Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to those classifications used in 1995.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

B.  RELATED PARTY TRANSACTIONS

    ADMINISTRATION OF MID-AMERICA BETHAL -- Pursuant to the Partnership Agreement, Mid-America Realty provides administrative services and manages the day-to-day affairs of Mid-America Bethal as managing general partner. For these services during each of the years ended December 31, 1995, 1994, and 1993, Mid-America Bethal paid $20,000.

    PROPERTY MANAGEMENT AND LEASING -- Mid-America Bethal has entered into property management agreements with Mid-America Centers Corp. ("Mid-America Centers"), a wholly-owned subsidiary of Mid-America Realty. Under these agreements, Mid-America Centers is responsible for the day-to-day operations of all the properties, including leasing, rent collections and maintenance. For these services, Mid-America Bethal pays a management fee of 4% of gross revenues. Mid-America Centers also receives leasing commissions upon the obtaining of new tenant leases, the renegotiation of existing tenant leases and the renewal of existing tenant leases if the tenants did not have a renewal option in the original lease. For the years ended December 31, 1995, 1994 and 1993, $172,086, $172,609 and $157,583, respectively, was incurred for management fees and $28,579, $39,222 and $52,373, respectively, was incurred and capitalized as leasing fee commissions.

C.  LEASING ACTIVITIES
    Space in the properties is leased under operating leases with initial terms ranging from one year to thirty years. Certain of the leases contain options to renew. Leases generally provide for minimum rents and percentage rents plus reimbursement of certain operating expenses. The majority of tenants pay reimbursements for their pro rata share of certain operating expenses.

    Rent income in excess of base rent for tenants with percentage rent provisions (based upon tenants sales levels for a specified period) for the years ended December 31, 1995, 1994 and 1993 was $48,901, $122,619 and $102,878,
respectively.

    Future base rents under non-cancelable operating leases at December 31, 1995 are as follows:

YEAR ENDING DECEMBER 31,                                                            AMOUNT
------------------------------------------------------------------------------  --------------
1996..........................................................................  $    3,239,004
1997..........................................................................       3,062,064
1998..........................................................................       2,855,090
1999..........................................................................       2,578,736
2000..........................................................................       2,352,291
Thereafter....................................................................      18,687,175
                                                                                --------------
                                                                                $   32,774,360
                                                                                --------------
                                                                                --------------

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                           REDUCTIONS      GROSS AMOUNT AT WHICH CARRIED AT
                                                             ADDITIONAL   FROM MASTER
                                  INITIAL COST TO COMPANY       COSTS      LEASE AND              DECEMBER 31, 1995
                                 --------------------------  SUBSEQUENT      INCOME     --------------------------------------
                       ENCUM-                 BUILDINGS AND      TO        GUARANTEE                BUILDINGS AND
    DESCRIPTION        BRANCES      LAND      IMPROVEMENTS   ACQUISITION    PAYMENTS       LAND     IMPROVEMENTS    TOTAL(1)
--------------------  ---------  -----------  -------------  -----------  ------------  ----------  -------------  -----------
Imperial Mall,
 Hastings, NE           None     $   677,826   $11,851,303   $ 6,682,779   $   --       $  834,020   $18,377,888   $19,211,908
Stockyards Plaza,
 Omaha, NE              None         944,111     6,602,742       479,272     (372,877)   1,041,577     6,611,671     7,653,248
Stockyards Theatres,
 Omaha, NE              None         251,645     1,849,242       --            --          251,645     1,849,242     2,100,887
Taylor Heights
 Shopping Center,
 Sheboygan, WI          None       1,029,223     5,697,723       293,385       --        1,034,231     5,986,100     7,020,331
                                 -----------  -------------  -----------  ------------  ----------  -------------  -----------
                                 $ 2,902,805   $26,001,010   $ 7,455,436   $ (372,877)  $3,161,473   $32,824,901   $35,986,374
                                 -----------  -------------  -----------  ------------  ----------  -------------  -----------
                                 -----------  -------------  -----------  ------------  ----------  -------------  -----------


                      ACCUMULATED                    DATE OF
                      DEPRECIATION   COMPLETION    ACQUISITION
                      AT DECEMBER     DATE FOR         OR
    DESCRIPTION         31, 1995    CONSTRUCTION   COMPLETION
--------------------  ------------  -------------  -----------
Imperial Mall,
 Hastings, NE          $(3,110,947)     09/1970      12/01/87
Stockyards Plaza,
 Omaha, NE             (1,491,769)      08/1988      06/01/89
Stockyards Theatres,
 Omaha, NE               (377,267)      06/1990      07/17/90
Taylor Heights
 Shopping Center,
 Sheboygan, WI         (1,080,358)      02/1989      07/30/90
                      ------------
                       $(6,060,341)
                      ------------
                      ------------

------------------------------
(1) The aggregate cost for federal income tax purposes for these properties is approximately $35,986,000.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                                                      BUILDINGS AND
                                                                                           LAND          TENANT       EQUIPMENT
                                                                              LAND     IMPROVEMENTS   IMPROVEMENTS   AND FIXTURES
                                                                           ----------  -------------  -------------  ------------
REAL ESTATE
Balance, January 1, 1993                                                   $3,161,473   $ 3,296,005    $25,036,391    $  231,353
  Additions at cost                                                            --           --             170,270        --
  Retirements                                                                  --           --             --             --
  Transfer of assets when placed into service                                  --           --           4,089,222        --
                                                                           ----------  -------------  -------------  ------------
Balance, December 31, 1993                                                  3,161,473     3,296,005     29,295,883       231,353
  Additions at cost                                                            --            31,607         89,051        --
  Retirements                                                                  --           --             --             --
                                                                           ----------  -------------  -------------  ------------
Balance, December 31, 1994                                                  3,161,473     3,327,612     29,384,934       231,353
  Additions at cost                                                            --             8,460        103,896        --
  Retirements                                                                  --           --             --             --
                                                                           ----------  -------------  -------------  ------------
Balance, December 31, 1995                                                 $3,161,473   $ 3,336,072    $29,488,830    $  231,353
                                                                           ----------  -------------  -------------  ------------
                                                                           ----------  -------------  -------------  ------------
ACCUMULATED DEPRECIATION
Balance, January 1, 1993                                                   $   --       $   704,268    $ 2,163,973    $  132,799
  Additions charged to costs and expenses                                      --           218,287        799,265        42,594
  Retirements                                                                  --           --             --             --
                                                                           ----------  -------------  -------------  ------------
Balance, December 31, 1993                                                     --           922,555      2,963,238       175,393
  Additions charged to costs and expenses                                      --           221,949        874,382        30,194
  Retirements                                                                  --           --             --             --
                                                                           ----------  -------------  -------------  ------------
Balance, December 31, 1994                                                     --         1,144,504      3,837,620       205,587
  Additions charged to costs and expenses                                      --           221,879        856,338        12,160
  Retirements                                                                  --           --             --             --
                                                                           ----------  -------------  -------------  ------------
Balance, December 31, 1995                                                 $   --       $ 1,366,383    $ 4,693,958    $  217,747
                                                                           ----------  -------------  -------------  ------------
                                                                           ----------  -------------  -------------  ------------


                                                                           CONSTRUCTION-
                                                                            IN-PROGRESS      TOTAL
                                                                           -------------  -----------
REAL ESTATE
Balance, January 1, 1993                                                    $   816,927   $32,542,149
  Additions at cost                                                           3,272,295     3,442,565
  Retirements                                                                   --            --
  Transfer of assets when placed into service                                (4,089,222)      --
                                                                           -------------  -----------
Balance, December 31, 1993                                                      --         35,984,714
  Additions at cost                                                             --            120,658
  Retirements                                                                   --            --
                                                                           -------------  -----------
Balance, December 31, 1994                                                      --         36,105,372
  Additions at cost                                                             --            112,356
  Retirements                                                                   --            --
                                                                           -------------  -----------
Balance, December 31, 1995                                                  $   --        $36,217,728
                                                                           -------------  -----------
                                                                           -------------  -----------
ACCUMULATED DEPRECIATION
Balance, January 1, 1993                                                    $   --        $ 3,001,040
  Additions charged to costs and expenses                                       --          1,060,146
  Retirements                                                                   --            --
                                                                           -------------  -----------
Balance, December 31, 1993                                                      --          4,061,186
  Additions charged to costs and expenses                                       --          1,126,525
  Retirements                                                                   --            --
                                                                           -------------  -----------
Balance, December 31, 1994                                                      --          5,187,711
  Additions charged to costs and expenses                                       --          1,090,377
  Retirements                                                                   --            --
                                                                           -------------  -----------
Balance, December 31, 1995                                                  $   --        $ 6,278,088
                                                                           -------------  -----------
                                                                           -------------  -----------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.

      by:        /s/ JEROME L. HEINRICHS
    -----------------------------------------
      Jerome L. Heinrichs, Chairman and         March 1, 1996
           Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/ JEROME L. HEINRICHS
---------------------------------------------
      Jerome L. Heinrichs, Director and         March 1, 1996
           Chief Executive Officer

                  /s/ MICHAEL F. LAWLER
---------------------------------------------   March 1, 1996
         Michael F. Lawler, Director

                 /s/ DANIEL A. BURKHARDT
---------------------------------------------   March 1, 1996
        Daniel A. Burkhardt, Director

                   /s/ GARY R. HAWKINS
---------------------------------------------   March 1, 1996
          Gary R. Hawkins, Director

                   /s/ JOHN L. MAGINN
---------------------------------------------   March 1, 1996
           John L. Maginn, Director

                 /s/ DENNIS G. GETHMANN
---------------------------------------------
   Dennis G. Gethmann, President and Chief      March 1, 1996
  Operating Officer (Principal Financial and
             Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT                                               DESCRIPTION                                                PAGE
-----------  --------------------------------------------------------------------------------------------------  ---------
        3.   Articles of Incorporation and By-Laws
                  3.1   Articles of Incorporation of the Company, as amended, incorporated by reference to
                         Exhibit 3.1 of the Company's Form 10-Q for the quarter ended March 31, 1994.
                  3.2   By-Laws of the Company, as amended, incorporated by reference to the Company's
                         Registration Statement on Form S-2 (Reg. No. 33-54878) filed on November 24, 1992.
       10.                                                                                Material Contracts
                  10.1  Purchase and Sale Agreement dated June 1, 1992 by and between the Company, Lakewood
                         Associates Limited Partnership, Twin Oaks Centre Limited Partnership, Kimberly West
                         Shopping Center Limited Partnership, Donald F. Day, Christopher R. Held, Terry L.
                         Clauff and James M. Thorburn incorporated by reference to Exhibit 10.1 on the
                         Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
                  10.2  Yield Maintenance Agreement dated June 1, 1992 by and between the Company, Lakewood
                         Associates Limited Partnership, Twin Oaks Centre Limited Partnership, Kimberly West
                         Shopping Center Limited Partnership, Donald F. Day, Christopher R. Held, Terry L.
                         Clauff and James M. Thorburn incorporated by reference to Exhibit 10.2 on the
                         Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
                  10.3  Letter dated August 28, 1992 amending the Yield Maintenance Agreement dated June 1,
                         1992 by and between the Company and Lakewood Associates Limited Partnership, Kimberly
                         West Shopping Center Limited Partnership, Donald F. Day, Christopher R. Held, Terry L.
                         Clauff and James M. Thorburn incorporated by reference to Exhibit 10.3 on the
                         Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
                  10.4  First Amendment to the Yield Maintenance Agreement dated April 19, 1995 incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the
                         quarter ended March 31, 1995.
                  10.5  Settlement Agreement dated April 19, 1995 among inter alia Twin Oaks Centre Limited
                         Partnership and Mid-America Realty Investments, Inc. incorporated by reference to
                         Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                         March 31, 1995.
                  10.6  Company Stock Option Plan (as amended and restated June 1994), incorporated by reference to Exhibit 10.10 on the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
                  10.7  Company 1995 Stock Plan, incorporated by reference to Exhibit 10.3 of the Company's
                         Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
                  10.8  Employment Agreement dated April 13, 1992 by and between Jerome L. Heinrichs and the
                         Company incorporated by reference to Exhibit 10.23 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

  EXHIBIT                                               DESCRIPTION                                                PAGE
-----------  --------------------------------------------------------------------------------------------------  ---------
                 10.9   Employment Agreement dated January 20, 1994 by and between Dennis G. Gethmann and the
                         Company filed as Exhibit 10.12 to the 1993 Form 10-K and incorporated by reference herein.
                 10.10  Company's Executive Death Benefit Plan incorporated by reference to Exhibit 10.1 of the
                         Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
                 10.11  Company's Executive Deferred Compensation Plan incorporated by reference Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
       21.   Subsidiaries of the registrant.................................................................            52
        23.  Consent of Experts and Counsel.
                  23.1  Consent of Deloitte & Touche LLP.......................................................         53
        27.  Financial Data Schedule...........................................................................         54

    Pursuant to Item 601(b) (4) of Regulation S-K, certain instruments with respect to the Company's long-term debt obligations are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

    Management contracts and compensatory plans are set forth as Exhibits 10.6 through 10.11.