Form 10-Q
period 1996-03-31
MID AMERICA REALTY INVESTMENTS INC
filed 1996-05-10
CIK 805057

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1996
                                     ----------------------------
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     -------------   ------------

                           COMMISSION FILE NUMBER    1-9663
                                               -------------

                       Mid-America Realty Investments, Inc.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                         Maryland                           47-0700007
- --------------------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification Number)

  11506 Nicholas Street, Suite 100, Omaha, NE                    68154
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)      (402) 496-3300
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

At April 30, 1996, the registrant had 8,281,603 shares of common stock outstanding.

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                                      FORM 10-Q


                                        INDEX

                                                                     Page
                                                                     ----
Part I.   Financial Information

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets
                      at March 31, 1996 and December 31, 1995.      3

                   Consolidated Statements of Operations
                      for the Three Months Ended March 31,
                      1996 and 1995.                                4

                   Consolidated Statements of Cash Flows
                       for the Three Months Ended March 31,
                       1996 and 1995.                               5

                   Notes to Consolidated Financial Statements.      6

          Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations.                                 9

Part II.  Other Information                                        13

Signature Page                                                     14

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                           (COLUMNAR DOLLARS IN THOUSANDS)




                ASSETS                                    March 31, 1996           December 31, 1995
                                                         -----------------         ------------------
Cash                                                      $        ----             $        ----
Accounts receivable, net of allowance
  of $199,700 and $175,000                                        1,711                     1,497
Notes receivable, net of allowance of
  $160,000                                                          735                       742
Property:
  Land and land improvements                                     37,537                    37,567
  Buildings                                                     114,139                   113,602
  Equipment and fixtures                                            559                       559
  Construction-in-progress                                         ----                       287
                                                          --------------            --------------
                                                                152,235                   152,015
  Less:  Accumulated depreciation                               (25,400)                  (24,250)
                                                          --------------            --------------
                                                                126,835                   127,765

Investment in Mid-America Bethal
  Limited Partnership                                            15,498                    15,597
Intangible assets, less accumulated
  amortization of $3,067,000 and $2,948,000                       1,935                     2,042
Other assets                                                      2,936                     2,696
                                                          --------------            --------------

                                                          $     149,650             $     150,339
                                                          --------------            --------------
                                                          --------------            --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable                               $      65,836             $      65,592
Accrued liabilities                                               1,551                     1,831
                                                          --------------            --------------
        Total Liabilities                                        67,387                    67,423

Commitments and Contingencies

Shareholders' Equity:
  Common stock, $.01 par value; authorized
      25,000,000 shares; issued and outstanding
      8,281,007 and 8,280,524 shares                                 83                        83
  Capital in excess of par value                                119,685                   119,682
  Distributions in excess of net income                         (37,505)                  (36,849)
                                                          --------------            --------------
        Total Shareholders' Equity                               82,263                    82,916
                                                          --------------            --------------

                                                          $     149,650             $     150,339
                                                          --------------            --------------
                                                          --------------            --------------


                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                (COLUMNAR DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)




                                                                        Three Months Ended March 31,
                                                                   -----------------------------------
                                                                       1996                   1995
                                                                   ------------           ------------
REVENUES:
  Rental income                                                    $    4,294             $    4,130
  Reimbursement income                                                  1,305                  1,247
  Property management income                                               44                     53
  Other income                                                            250                    163
                                                                   -----------            -----------

  Total Revenues                                                        5,893                  5,593

EXPENSES:
  Real estate taxes                                                       756                    703
  Other property costs                                                    828                    858
  Interest expense                                                      1,455                  1,449
  Administrative expenses                                                 403                    474
  Property management expenses                                            255                    237
  Depreciation and amortization                                         1,281                  1,225
                                                                   -----------            -----------
  Total Expenses                                                        4,978                  4,946
                                                                   -----------            -----------

Income Before Equity in
  Earnings of Mid-America Bethal
  Limited Partnership                                                     915                    647

Equity in Earnings of Mid-America Bethal
  Limited Partnership                                                     251                    242
                                                                   -----------            -----------
NET INCOME                                                         $     1,166            $      889
                                                                   -----------            -----------
                                                                   -----------            -----------

Weighted Average Shares
  Outstanding During Period                                         8,280,842              8,279,892
                                                                   -----------            -----------
                                                                   -----------            -----------

NET INCOME PER SHARE                                               $      .14             $      .11
                                                                   -----------            -----------
                                                                   -----------            -----------


                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                           (COLUMNAR DOLLARS IN THOUSANDS)




                                                                   Three Months Ended March 31,
                                                             ------------------------------------
                                                                   1996                   1995
                                                             --------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                  $     1,166             $      889
 Adjustments:
       Depreciation and amortization                               1,281                  1,225
       Investment in Mid-America Bethal
        Limited Partnership:
          Equity in earnings                                        (251)                  (242)
          Distributions received                                     350                    400
        (Decrease) Increase in related liabilities                  (274)                    97
        Increase in related assets                                  (467)                  (267)
                                                             ------------            -----------
Net Cash Flows From Operating Activities                           1,805                  2,102

CASH FLOWS FROM INVESTING ACTIVITIES:
 Principal repayments of notes receivable                              7                     20
 Interest in Twin Oaks Centre                                       ----                    (54)
 Additions to property:
       Expansion projects and other capital expenditures            (199)                  (480)
       Tenant improvements                                           (41)                  (101)
 Payments from Yield Maintenance Agreement                            19                     31
 Cash paid for leasing fees                                          (12)                   (29)
 Cash paid for loan fees and other assets                           ----                   (126)
                                                             ------------            -----------
 Net Cash Flows From Investing Activities                           (226)                  (739)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (payments) on short-term debt, net                         386                 (7,395)
 Proceeds of mortgages payable                                      ----                  8,000
 Scheduled principal payments on mortgages                          (143)                  (146)
 Dividends paid                                                   (1,822)                (1,822)
                                                             ------------            -----------
 Net Cash Flows From Financing Activities                         (1,579)                (1,363)
                                                             ------------            -----------

NET CHANGE IN CASH                                                  ----                   ----

CASH, BEGINNING OF PERIOD                                           ----                   ----
                                                             ------------            -----------

CASH, END OF PERIOD                                          $      ----             $     ----
                                                             ------------            -----------


                         MID-AMERICA REALTY INVESTMENTS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (UNAUDITED)
        (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

A.     BASIS OF CONSOLIDATION AND PRESENTATION:

       The unaudited consolidated financial statements are prepared on an accrual basis and include the accounts of Mid-America Realty Investments, Inc. (the "Company") and its wholly-owned subsidiary, Mid-America Centers Corp. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995.

       The information furnished herein reflects all adjustments, which consist of normal recurring accruals, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

       All material intercompany transactions and profits have been eliminated in consolidation. Certain reclassifications have been made to the 1995 financial statements to conform to those classifications used in 1996.

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

       Summarized financial information on Mid-America Bethal is as follows:


                                              March 31, 1996  December 31, 1995
                                              --------------  -----------------

       BALANCE SHEETS:
          Assets:
              Cash                             $    840          $    817
              Property, net of depreciation
                of $6,553,000 and $6,278,000     29,687            29,940
              Other Assets                          479               454
                                                --------          --------
                                               $ 31,006          $ 31,211
                                                --------          --------
                                                --------          --------

         Liabilities and Partners' Capital:
             Accounts payable and other
              liabilities                      $     10               $18
             Partners' capital                   30,996            31,193
                                                --------          --------
                                               $ 31,006          $ 31,211
                                                --------          --------
                                                --------          --------



                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1996              1995
                                                    ----              ----

       STATEMENTS OF OPERATIONS:
          Total Revenues                     $    1,107        $    1,096
                                              ----------        ----------
                                              ----------        ----------
          Net Income                         $      503        $      484
                                              ----------        ----------
                                              ----------        ----------

       EQUITY IN EARNINGS OF MID-AMERICA
          BETHAL RECORDED BY THE COMPANY     $      251        $      242
                                              ----------        ----------
                                              ----------        ----------


C.     MORTGAGES AND NOTES PAYABLE:

       Mortgages and notes payable are comprised of the following:


                                             March 31, 1996   December 31, 1995
                                             --------------   -----------------
       Mortgages Payable                       $50,654            $50,796
       Working Capital Line of Credit
        ($5,000,000 available at London
        International Bank Offering Rate
        (LIBOR) plus 2% due July 1997)           1,049                663
       Acquisitions Line of Credit
        ($10,000,000 available at LIBOR
        plus 2-1/2% due July 1997)               8,574              8,574
       Acquisitions Line of Credit
        ($15,000,000 available at Prime
        plus 1/2% due July 1996)                 5,559              5,559
       Other                                      ----               ----
                                              ---------          ---------
                                              $ 65,836           $ 65,592
                                              ---------          ---------
                                              ---------          ---------


       During the three months ended March 31, 1996, the Company completed the extension of the two Twin Oaks Centre mortgage loans with the existing lender. These loans total $3,673,000 and have been extended for three years to April 1999, with an interest rate of 8.50%.

D.     COMMITMENTS AND CONTINGENCIES:

       In 1992, the Company entered into a Yield Maintenance Agreement (as amended, the "YMA") with parties formerly related to the Company. Under the YMA, the formerly related parties guarantee a 10% return from June 1, 1992 to December 31, 1996, calculated on a quarterly basis, to the Company based upon the amount of the Company's "Investment Base" (as defined in the YMA) for five specific properties purchased from the formerly related parties. If the cash flow (as defined in the YMA) of the properties after debt service on a quarterly basis does not exceed the required 10% return, the difference (defined as the "Arrearage" in the YMA) is owed to the Company by the formerly related parties. The formerly related parties have the option of paying the Arrearage in cash every quarter or having it added to the "Investment Base."

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

       The obligations of the formerly related parties under the YMA are limited to $2,800,000 and are secured by promissory notes. The promissory notes are personally guaranteed by the formerly related parties and are collateralized by specific tangible collateral. In addition, under the YMA, the Company has an assignment of a 50% interest in Kearney Mall Associates, Ltd., Limited Partnership ("Kearney Mall Associates"), whose limited partners were formerly related to the Company, which owns Hilltop Mall in Kearney, Nebraska.

       Cumulative amounts received under this agreement totaled $1,247,000 through March 31, 1996 and reduce the guaranteed limits described above.

       At March 31, 1996, accumulated YMA arrearages (which are not reflected in the consolidated financial statements) exceeded the guaranteed limits. The final accumulated YMA arrearage cannot be calculated until December 31, 1996.

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

At March 31, 1996, the Company had invested approximately 95% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

At March 31, 1996, the Company had a debt-to-equity ratio of .80 to 1, compared to .79 to 1 at December 31, 1995, based upon the ratio of mortgages and notes payable to total shareholders' equity. The Company's ratio of debt to total market capitalization was 49% at March 31, 1996 and 51% at December 31, 1995.

During the three months ended March 31, 1996, the Company completed the extension of the Twin Oaks mortgage loans. These loans total $3,673,000 and have been extended for three years, to April 1999, with an interest rate of 8.50%.

RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 1996 was $1,166,000 or $.14 per share compared to $889,000 or $.11 per share for the three months ended March 31, 1995, a dollar increase of $277,000 or 31%.

The increase in net income for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 was primarily due to the following: an increase in total revenues of $300,000 and an increase of $9,000 in the Company's equity in earnings of Mid-America Bethal Limited Partnership. These improvements were offset by increases of $32,000 in total expenses.

RENTAL INCOME:

Rental income for the three months ended March 31, 1996 was $4,294,000 compared to $4,130,000 for the three months ended March 31, 1995, an increase of $164,000 or 4%. $156,000 of the increase was due to the acquisition of the Twin Oaks Centre in April 1995. The remainder of the increase reflects the effect of new leases and rent increases.

REIMBURSEMENT INCOME:

Reimbursement income for the three months ended March 31, 1996 was $1,305,000 compared to $1,247,000 for the three months ended March 31, 1995, an increase of $58,000 or 5%. $29,000 of the increase relates to the acquisition of the Twin Oaks Centre in April 1995. The remainder of the increase reflects the effect of new leases.

PROPERTY MANAGEMENT INCOME:

Property management income, which primarily consists of lease and property management fees from properties managed for Mid-America Bethal, was $44,000 for the three months ended March 31, 1996 compared to $53,000 for the three months ended March 31, 1995, a decrease of $9,000 or 17%. The decrease is attributable to fewer new leases at properties owned by Mid-America Bethal during the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

OTHER INCOME:

Other income for the three months ended March 31, 1996 was $250,000 compared to $163,000 for the three months ended March 31, 1995, an increase of $87,000 or 53%. The increase is primarily attributable to a $90,000 payment from the Company's investment in the Valley Park Centre.

OTHER PROPERTY COSTS:

Other property costs for the three months ended March, 31, 1996 were $828,000 compared to $858,000 for the three months ended March 31, 1995, a decrease of $30,000 or 3%. The decrease is primarily attributable to the continued impact of the cost control iniatives implemented by the Company in late 1994.

INTEREST EXPENSE:

Interest expense for the three months ended March 31, 1996 was $1,455,000 compared to $1,449,000 for the three months ended March 31, 1995, an increase of $6,000 or less than 1%. The Company's average total debt was $65,714,000 during the three months ended March 31, 1996 compared to $63,715,000 during the three months ended March 31, 1995. This change in average total debt was offset by a decrease in the Company's weighted average cost of funds to 8.9% during the first three months of 1996 compared to 9.2% during the same period of 1995.

ADMINISTRATIVE EXPENSES:

Administrative expenses for the three months ended March 31, 1996 were $403,000 compared to $474,000 for the three months ended March 31, 1995, a decrease of $71,000 or 15%. The decrease relates primarily to decreased professional fees and the continued impact of improved cost control initiatives.

PROPERTY MANAGEMENT EXPENSES:

Property management expenses for the three months ended March 31, 1996 were $255,000 compared to $237,000 for the three months ended March 31, 1995, an increase of $18,000 or 8%. The increase is primarily attributable to the acquisition of the Twin Oaks Centre in April 1995.

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

Funds From Operations were $2,442,000 or $.29 per share for the three months ended March 31, 1996 compared to $2,183,000 or $.26 per share for the three months ended March 31, 1995, an increase of $259,000 or 12%. The increase is primarily attributable to the positive impact of the April 1995 acquisition of the Twin Oaks Centre, a decrease in administrative expenses and, to a lesser degree, an increase in base rent.

Funds From Operations is computed as follows:





                                                             Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                           1996              1995
                                                          ------------------------
                                                     (In Thousands Except Per Share Data)

Net Income                                             $  1,166          $    889
Depreciation and Amortization (1)                         1,225             1,153
Proceeds from Investment in Valley Park Centre              (90)             ----
Investment in Mid-America Bethal:
    Equity in Earnings                                     (251)             (242)
    Equity in Funds From Operations (2)                     392               383
                                                       ---------         ---------

Funds From Operations                                  $  2,442          $  2,183
                                                       ---------         ---------
                                                       ---------         ---------

Funds From Operations Per Share                        $    .29          $    .26
                                                       ---------         ---------
                                                       ---------         ---------


- ------------------------
(1) Depreciation and Amortization for the three months ended March 31, 1996 consisted of real property depreciation of $1,136,000, lease fee amortization of $64,000 and intangible amortization of $25,000. Repairs and maintenance expensed as "Property Costs" during the three months ended March 31, 1996 totaled $54,700.

(2) Equity in Funds From Operations of Mid-America Bethal for the three months ended March 31, 1996 included real property depreciation of $272,000 and lease fee amortization of $8,787.

The 1996 Funds From Operations reported above reflect recommendations contained in the Funds From Operations White Paper (the "FFO White Paper") recently adopted by the National Association of Real Estate Investment Trusts to standardize financial reporting by real estate investment trusts. The Company adopted the recommendations prescribed in the FFO White Paper for reporting periods beginning after January 1, 1996. In addition, 1995 Funds From Operations has been restated to conform to the prescribed FFO White Paper.

TENANT AND LEASING INFORMATION:

The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal Limited Partnership:


                                                                       (SQUARE FOOTAGE IN THOUSANDS)

                                              GROSS LEASEABLE AREA            LEASED SPACE (1)                  LEASED %
                                       -----------------------------  -----------------------------  -----------------------------
                                        3/31/96   12/31/95   3/31/95   3/31/96   12/31/95   3/31/95   3/31/96   12/31/95   3/31/95
                                       --------  ---------  --------  --------  ---------  --------  --------  ---------  --------
Mid-America Realty Investments, Inc.:
  Neighborhood shopping centers          1,771      1,771     1,705     1,690      1,695     1,645      95%        96%       96%
  Enclosed malls                           869        863       863       821        795       796      94%        92%       92%
                                       --------  ---------  --------  --------  ---------  --------  --------  ---------  --------
                                         2,640      2,634     2,568     2,511      2,490     2,441      95%        95%       95%
Mid-America Bethal L.P. (2)                539        538       538       471        475       497      87%        88%       92%
                                       --------  ---------  --------  --------  ---------  --------  --------  ---------  --------
                                         3,179      3,172     3,106     2,982      2,965     2,938      94%        93%       95%
                                       --------  ---------  --------  --------  ---------  --------  --------  ---------  --------
                                       --------  ---------  --------  --------  ---------  --------  --------  ---------  --------


- ---------------------------
(1) Leased space represents the percentage of gross leasable area which is leased to third-party tenants.

(2) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire partnership.

PART II.   OTHER INFORMATION
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of shareholders of the Company was held on April 24, 1996. The shareholders elected five directors and ratified the appointment of the independent accountants for 1996. The voting on each proposal is set forth below:

       1.    ELECTION OF DIRECTORS:

                                         FOR          WITHHELD
                                         ---          --------
             Jerome L. Heinrichs       7,085,914      144,244
             Daniel A. Burkhardt       7,085,204      144,954
             Gary R. Hawkins           7,085,414      144,744
             Michael F. Lawler         7,068,834      161,324
             John L. Maginn            7,085,984      144,174

       2.    RATIFICATION OF INDEPENDENT ACCOUNTANTS:

                            FOR            7,161,699
                            AGAINST           35,125
                            WITHHELD          33,334

ITEM 5.      EXHIBITS AND REPORTS ON FORM 8-K

       A.    EXHIBITS

             27   Financial Data Schedule

       B.    REPORTS ON FORM 8-K

             The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.



/s/  Jerome L. Heinrichs                         Date:     May 8, 1996
- ---------------------------------------------            ------------------
Jerome L. Heinrichs,
  Chief Executive Officer



/s/  Dennis G. Gethmann                          Date:     May 8, 1996
- ---------------------------------------------            ------------------
Dennis G. Gethmann
  President and Principal Financial Officer

                                    EXHIBIT INDEX


EXHIBIT                            DESCRIPTION                        PAGE
- -------                            -----------                        ----

 27           Financial Data Schedule. . . . . . . . . . . . . .