Form 10-Q
period 1996-06-30
MID AMERICA REALTY INVESTMENTS INC
filed 1996-08-09
CIK 805057

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended               June 30, 1996
                                    -------------------------------------
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from          to
                                   --------    --------


                          COMMISSION FILE NUMBER     1-9663
                                              -------------

                         Mid-America Realty Investments, Inc.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)




         Maryland                           47-0700007
- --------------------------------------------------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)     Identification Number)


  11506 Nicholas Street, Suite 100, Omaha, NE      68154
- --------------------------------------------------------------------------------
  (Address of principal executive offices)       (Zip Code)


(Registrant's telephone number, including area code)    (402) 496-3300
                                                      --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                       ---


At July 31, 1996, the registrant had 8,282,171 shares of common stock outstanding.

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                                      FORM 10-Q





                                        INDEX

                                                                            Page

                                                                            ----
Part I.  Financial Information


    Item 1.   Financial Statements

                  Consolidated Balance Sheets
                   at June 30, 1996 and December 31, 1995.                    3

                  Consolidated Statements of Operations
                   for the Three and Six Months Ended June 30,
                   1996 and 1995.                                             4


                  Consolidated Statements of Cash Flows
                   for the Six Months Ended June 30,
                   1996 and 1995.                                             5

                  Notes to Consolidated Financial Statements.               6-8


    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                                 8-11

Part II. Other Information                                                  12

Signatures                                                                  13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                     (UNAUDITED)
                           (Columnar Dollars in Thousands)


                                                                June 30, 1996     December 31, 1995
                                                                -------------     -----------------
    ASSETS
Cash                                                              $     --            $     --
Accounts receivable, net of allowances
   of $198,000 and $175,000                                          1,906               1,497
Notes receivable, net of allowance of
   $160,000                                                            683                 742
Property:
   Land and land improvements                                       37,563              37,567
   Buildings                                                       114,329             113,602
   Equipment and fixtures                                              559                 559
   Construction-in-progress                                             66                 287
                                                                  --------            --------
                                                                   152,517             152,015
   Less:  Accumulated depreciation                                 (26,550)            (24,250)
                                                                  --------            --------
    Property, net                                                  125,967             127,765

Investment in Mid-America Bethal Limited Partnership                15,402              15,597
Intangible assets, less accumulated
   amortization of $3,181,000 and $2,948,000                         1,829               2,042
Other assets                                                         3,017               2,696
                                                                  --------            --------
                                                                  $148,804            $150,339
                                                                  --------            --------
                                                                  --------            --------

    LIABILITIES AND SHAREHOLDERS' EQUITY


Mortgages and notes payable                                       $ 65,543             $65,592
Accrued liabilities                                                  1,865               1,831
                                                                  --------            --------
    Total Liabilities                                               67,408              67,423

Commitment and Contingencies

Shareholders' Equity:
   Common stock, $.01 par value; 25,000,000 shares authorized;
    8,281,603 and 8,280,524 shares issued and outstanding               83                  83
   Capital in excess of par value                                  119,690             119,682
   Distributions in excess of net income                           (38,377)            (36,849)
                                                                  --------            --------
    Total Shareholders' Equity                                      81,396              82,916
                                                                  --------            --------

                                                                  $148,804            $150,339
                                                                  --------            --------
                                                                  --------            --------


See notes to consolidated financial statements.

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)
                (Columnar Dollars in Thousands Except Per Share Data)



                                                        Three Months Ended             Six Months Ended
                                                        ------------------             ----------------
                                                              June 30,                      June 30,
                                                              --------                      --------
                                                       1996           1995           1996           1995
                                                        ----           ----           ----           ----
REVENUES:
    Rental income                                   $ 4,301        $ 4,092        $ 8,595        $ 8,223
    Reimbursed expenses                               1,280          1,191          2,585          2,438
    Property management and leasing income               58             60            102            112
    Other income                                        158            145            407            308
                                                     ------         ------         ------         ------

    Total Revenues                                    5,797          5,488         11,689         11,081

EXPENSES:
    Real estate taxes                                   837            768          1,593          1,471
    Other property costs                                885            940          1,713          1,797
    Interest expense                                  1,461          1,517          2,916          2,967
    Administrative expenses                             351            287            754            761
    Property management and leasing expenses            288            187            543            424
    Depreciation and amortization                     1,278          1,288          2,559          2,513
                                                     ------         ------         ------         ------

    Total Expenses                                    5,100          4,987         10,078          9,933
                                                     ------         ------         ------         ------

Income Before Equity in Earnings of
    Mid-America Bethal Limited Partnership              697            501          1,611          1,148

Equity in Earnings of Mid-America Bethal
    Limited Partnership                                 253            219            505            461
                                                     ------         ------         ------         ------

INCOME FROM OPERATIONS                                  950            720          2,116          1,609

Gain on Sale of Real Estate                              --           124              --           124
                                                     ------         ------         ------         ------

NET INCOME                                             $950           $844         $2,116         $1,733
                                                     ------         ------         ------         ------
                                                     ------         ------         ------         ------

Weighted Average Shares
    Outstanding During Period                     8,281,407      8,279,892      8,281,124      8,279,892
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------

NET INCOME PER SHARE                                 $  .11         $  .10         $  .26         $  .21
                                                     ------         ------         ------         ------
                                                     ------         ------         ------         ------




                   See notes to consolidated financial statements.

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     (UNAUDITED)
                           (COLUMNAR DOLLARS IN THOUSANDS)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        1996              1995
                                                      -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $ 2,116           $ 1,733
  Adjustments:
       Depreciation and amortization                  2,559             2,513
       Investment in Mid-America Bethal
         Limited Partnership:
           Equity in earnings                          (505)             (461)
           Distributions received                       700               800
       Gain on sale of real estate                       --              (124)
       Increase in related liabilities                   42               211
       Increase in related assets                      (754)             (754)
                                                     ------            ------

Net Cash Flows From Operating Activities              4,158             3,918

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate                      --               174
  Principal repayments of notes receivable               59                42
  Additions to property:
       Renovation and expansion projects               (392)             (591)
       Tenant improvements                             (129)             (244)
  Payments from Yield Maintenance Agreement              19                58
  Cash paid for leasing fees                            (21)             (108)
                                                     ------            ------
  Net Cash Flows From Investing Activities             (464)             (669)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on short-term debt, net           230            (4,936)
  Proceeds of mortgages payable                          --            14,500
  Scheduled principal payments on mortgages            (280)           (9,008)
  Cash paid for loan fees                                --              (162)
  Dividends paid                                     (3,644)           (3,643)
                                                     ------            ------
  Net Cash Flows From Financing Activities           (3,694)           (3,249)
                                                     ------            ------

NET CHANGE IN CASH                                       --                --

CASH, BEGINNING OF PERIOD                                --                --
                                                     ------            ------

CASH, END OF PERIOD                                  $   --            $   --
                                                     ------            ------
                                                     ------            ------


                   See notes to consolidated financial statements.

                         MID-AMERICA REALTY INVESTMENTS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                     (UNAUDITED)
        (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

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

    The information furnished herein reflects all adjustments, which consist of normal recurring accruals, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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

    Summarized financial information on Mid-America Bethal is as follows:


                                                                     June 30, 1996   December 31, 1995
                                                                     -------------   -----------------
    BALANCE SHEETS:
      Assets:
         Cash                                                          $    762          $    817
         Property, net of depreciation of
          $6,828,000 and $6,278,000                                      29,494            29,940
         Other assets                                                       556               454
                                                                       --------          --------
                                                                       $ 30,812          $ 31,211
                                                                       --------          --------
                                                                       --------          --------

      Liabilities and Partners' Capital:
         Accounts payable and other
          liabilities                                                  $     10          $     18
         Partners' capital                                               30,802            31,193
                                                                       --------          --------
                                                                       $ 30,812          $ 31,211
                                                                       --------          --------
                                                                       --------          --------

                                                                        Six Months Ended June 30,
                                                                       -------------------------
                                                                          1996            1995
                                                                        -------          -------
    STATEMENTS OF OPERATIONS:
      Total Revenues                                                   $  2,235          $  2,140
                                                                       --------          --------
                                                                       --------          --------
      Net Income                                                       $  1,009          $    921
                                                                       --------          --------
                                                                       --------          --------
    EQUITY IN EARNINGS OF MID-AMERICA
    BETHAL RECORDED BY THE COMPANY:                                    $    505          $    461
                                                                       --------          --------
                                                                       --------          --------

C.  MORTGAGES AND NOTES PAYABLE:

    Mortgages and notes payable are comprised of the following:

                                                                       June 30, 1996  December 31, 1995
                                                                       -------------  -----------------
    Mortgages Payable                                                  $ 50,516          $ 50,796
    Working Capital Line of Credit
     ($5,000,000 available at London International Bank
     Offering Rate (LIBOR) plus 2% due July 1997)                           894               663
    Acquisitions Line of Credit
     ($10,000,000 available at LIBOR plus 2-1/2% due July 1997)           8,574             8,574
    Acquisitions Line of Credit
     ($15,000,000 available at Prime plus 1/2% due July 1996)             5,559             5,559
    Other                                                                    --                --
                                                                       --------          --------
                                                                       $ 65,543          $ 65,592
                                                                       --------          --------
                                                                       --------          --------

    During the six months ended June 30, 1996, the Company completed the extension of the two Twin Oaks Centre mortgage loans with the existing lender. These loans total $3,673,000 and have been extended for three years to April 1999, with an interest rate of 8.50%.

    Subsequent to June 30, 1996, the Company renegotiated the terms of its $15,000,000 acquisition line of credit. The line has been extended to July 1997 at an interest rate of LIBOR plus 250 basis points, with a non-use fee of 25 basis points on the committed amount.

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

    The obligations of the formerly related parties under the YMA are limited to $2,800,000 and are secured by promissory notes. The promissory notes are personally guaranteed by the formerly related parties and are collateralized by specific tangible collateral. In addition, under the YMA, the Company has an assignment of a 50% interest in Kearney Mall Associates, Ltd., Limited Partnership ("Kearney Mall Associates"), whose limited partners were formerly related to the Company, which owns Hilltop Mall in Kearney, Nebraska. Cumulative amounts received under this agreement totaled $1,247,000 through June 30, 1996 and reduce the guaranteed limits described above.

    At June 30, 1996, accumulated YMA arrearages (which are not reflected in the consolidated financial statements) exceeded the guaranteed limits. The final accumulated YMA arrearage cannot be calculated until December 31, 1996.

E.  SUBSEQUENT EVENTS:

    Subsequent to June 30, 1996, the Company was approached with an offer to sale Westview Plaza located in McCook, Nebraska. The estimated selling price is $425,000 resulting in an estimated loss of approximately $400,000. In addition, preliminary negotiations have begun on the sale of Town West Center in Paragould, Arkansas. The Company anticipates the selling price to be approximately $3,800,000 resulting in a gain of approximately $150,000. The Company expects to use the proceeds from the potential sales to reduce debt which will reduce future interest expense.


    On July 23, 1996, the Company declared a cash dividend of $.22 per common share payable on August 20, 1996 to stockholders of record on August 6, 1996.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY:

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

At June 30, 1996, the Company had invested approximately 95% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

At June 30, 1996, the Company had a debt-to-equity ratio of .81 to 1, compared to .79 to 1 at December 31, 1995, based upon the ratio of mortgages and notes payable to total shareholders' equity. The Company's ratio of debt to total market capitalization was 48% at June 30, 1996 and 51% at December 31, 1995.

INVESTING ACTIVITIES:

During the six months ended June 30, 1996, net cash flows used in investing activities were $464,000 which related primarily to costs associated with the expansions at Lakewood Mall and Monument Mall and tenant improvements. These costs were offset by principal repayments on notes receivable and payments under the YMA.

In March 1996, the Company completed the expansion at the Herberger's department store at Lakewood Mall from 55,000 square feet to nearly 80,000 square feet, at a total cost of $515,000. Cash paid for the Lakewood Mall expansion during the six months ended June 30, 1996 was $244,000.

During the second quarter 1996, the Company began construction on a 12,857 square foot theatre expansion at Monument Mall at a total cost estimated at approximately $767 ,000. Cash paid for the Monument Mall theatre expansion during the six months ended June 30, 1996 was approximately $66,000.

During the six months ended June 30, 1996, cash paid for tenant improvements was $129,000. Cash paid for lease fees was $21,000.

FINANCING ACTIVITIES:

During the six months ended June 30, 1996, net cash flows used in financing activities were $3,694,000 which related primarily to dividends paid of $3,644,000. For a description of certain mortgage refinancing and line of credit extensions during the fiscal year to date, see Note C to the Unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS:

Net income for the six months ended June 30, 1996 was $2,116,000 or $.26 per share compared to $1,733,000 or $.21 per share for the six months ended June 30, 1995. Net income for the three months ended June 30, 1996 was $950,000 or $.11 per share, compared to $844,000 or $.10 per share for the three months ended June 30, 1995. The increase in both the six and three months ended June 30, 1996 compared to the six and three months ended June 30, 1995 was due primarily to increased rental income resulting from additional revenues from recent expansion activities, the effect of new leases, a decrease in the weighted average cost of funds, and the impact of the purchase of the Twin Oaks Centre in April 1995. Offsetting this increase is an increase in total expenses.

RENTAL INCOME:

Rental income for the six and three months ended June 30, 1996 was $8,595,000 and $4,301,000, respectively, compared to $8,223,000 and $4,092,000, respectively, for the six and three months ended June 30, 1995. The increase of $209,000 for the second quarter of 1996 compared to the second quarter of 1995 and $372,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 was due primarily to the effects of new leases, expansion activities, rent increases and the full six month impact of the acquisition of the Twin Oaks Centre in April 1995.

REIMBURSEMENT INCOME:

Reimbursement income for the six and three months ended June 30, 1996 was $2,585,000 and $1,280,000, respectively, compared to $2,438,000 and $1,191,000, respectively, for the six and three months ended June 30, 1995. The increase was due primarily to the acquisition of the Twin Oaks Centre in April 1995 and the effects of new leases.

OTHER INCOME:

Other income for the six and three months ended June 30, 1996 was $407,000 and $158,000, respectively, compared to $308,000 and $145,000, respectively, for the six and three months ended June 30, 1995. The increase is primarily attributable to a $90,000 final settlement from the Company's investment in Valley Park Center.

OTHER PROPERTY COSTS:

Other property costs for the six and three months ended June 30, 1996 were $1,713,000 and $885,000, respectively, compared to $1,797,000 and $940,000, respectively, for the six and three months ended June 30, 1995. The decrease is primarily attributable to the continued impact of the cost control initiatives implemented by the Company in late 1994.

INTEREST EXPENSE:

Interest expense for the six and three months ended June 30, 1996 was $2,916,000 and $1,461,000, respectively, compared to $2,967,000 and $1,517,000, respectively, for the six and three months ended June 30, 1995. The decrease in interest expense for the six and three months ended June 30, 1996 compared to the same period one year ago is primarily related to a decrease in the weighted average cost of funds partially offset by an increase in the Company's average debt outstanding. The Company's weighted average cost of funds was 8.9% during the first six months of 1996 compared to 9.2% during the same period of 1995. The Company's average total debt was $65,657,000 during the six months ended June 30, 1996 compared to $64,836,000 during the six months ended June 30, 1995.

ADMINISTRATIVE EXPENSES:

Administrative expenses for the six months ended June 30, 1996 were $754,000, compared to $761,000 for the six months ended June 30, 1995, a decrease of $7,000. The decrease relates primarily to the continued impact of improved cost control initiatives.

PROPERTY MANAGEMENT EXPENSES:

Property management expenses for the six and three months ended June 30, 1996 were $543,000 and $288,000, respectively, compared to $424,000 and $187,000, respectively, for the six and three months ended June 30, 1995. The increase is primarily attributable to the impact of the acquisition of the Twin Oaks Centre in April 1995, an increase in leasing activities and timing of certain property management expenses.

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

Funds From Operations for the six and three months ended June 30, 1996 were $4,760,000 and $2,318,000 or $.57 and $.28 per share, respectively, compared to $4,264,000 and $2,081,000 or $.52 and $.25 per share, respectively, for the six and three months ended June 30, 1995. The increase is primarily attributable to the positive impact of the April 1995 acquisition of the Twin Oaks Centre, an increase in rental income due to recent expansion activities, the effect of new leases and, to a lesser degree, an increase in base rent.

Funds From Operations is computed as follows:


                                                          Six Months Ended          Three Months Ended
                                                              June 30,                     June 30,
                                                       1996           1995           1996           1995
                                                     ----------------------        ------------------------
                                                             (In Thousands Except Per Share Data)
Net Income                                          $ 2,116        $ 1,733         $  950         $  844
Depreciation and Amortization (1)                     2,453          2,366          1,227          1,212
Proceeds from investment in Valley Park Center          (90)            --             --             --
Gain on sale of real estate                              --           (124)            --           (124)
Investment in Mid-America Bethal:
    Equity in Earnings                                 (505)          (461)          (253)          (218)
    Equity in Funds From Operations (2)                 786            750            394            367
                                                    --------       --------       --------       --------

Funds From Operations                               $ 4,760        $ 4,264        $ 2,318        $ 2,081
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

- ------------
(1) Depreciation and Amortization for the six months ended June 30, 1996 consisted of real property depreciation of $2,278,000, lease fee amortization of $125,000, and intangible amortization of $50,000. Repairs and maintenance expensed as "Property Costs" during the six months ended June 30, 1996 totaled $260,400.

(2) Equity in Funds From Operations of Mid-America Bethal for the six months ended June 30, 1996 included real property depreciation of $544,000 and lease fee amortization of $18,483.

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

TENANT AND LEASING INFORMATION:

The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal Limited Partnership:



                                                                       (SQUARE FOOTAGE IN THOUSANDS)

                                           GROSS LEASEABLE AREA              LEASED SPACE (1)                LEASED %
                                        6/30/96   12/31/95   6/30/95   6/30/96   12/31/95  6/30/95   6/30/96   12/31/95   6/30/95
                                        -------   -------   --------   -------   --------  -------   -------   --------   -------
Mid-America Realty Investments, Inc.:
  Neighborhood shopping centers         1,774     1,771     1,800     1,700     1,695     1,731       96%       96%       96%
  Enclosed malls                          869       863       863       823       795       798       95%       92%       93%
                                        -----     -----     -----     -----     -----     -----       --        --        --

                                        2,643     2,634     2,663     2,523     2,490     2,529       96%       95%       95%
Mid-America Bethal L.P. (2)               539       538       538       487       475       499       90%       88%       93%
                                        -----     -----     -----     -----     -----     -----       --        --        --
                                        3,182     3,172     3,201     3,010     2,965     3,028       95%       93%       95%
                                        -----     -----     -----     -----     -----     -----       --        --        --
                                        -----     -----     -----     -----     -----     -----       --        --        --


- ------------
(1) Leased space represents the percentage of gross leasable area which is leased to third-party tenants.

(2) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire partnership.

PART II. OTHER INFORMATION
ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

    A.   EXHIBITS

         27   Financial Data Schedule

    B.   REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.



/s/  Jerome L. Heinrichs               Date:     August 9, 1996
- ------------------------------              -------------------------
Jerome L. Heinrichs,
 Chief Executive Officer



/s/  Dennis G. Gethmann                Date:     August 9, 1996
- ------------------------------              -------------------------
Dennis G. Gethmann
 President and Principal Financial Officer