Form 10-Q
period 1996-09-30
MID AMERICA REALTY INVESTMENTS INC
filed 1996-11-08
CIK 805057

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended    September 30, 1996
                                   --------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



    For the transition period from        to
                                  -------    -------


                           COMMISSION FILE NUMBER   1-9663
                                                   ---------



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
                                                      -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At October 31, 1996, the registrant had 8,282,731 shares of common stock outstanding.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                                   FORM 10-Q


                                     INDEX


                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                     at September 30, 1996 and December 31, 1995.            3

                  Consolidated Statements of Operations
                     for the Three and Nine Months Ended
                     September 30, 1996 and 1995.                            4

                  Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30,
                      1996 and 1995.                                         5

                  Notes to Consolidated Financial Statements.              6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.                                             8-12

Part II. Other Information                                                  13

Signatures                                                                  14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                     (UNAUDITED)
                           (Columnar Dollars in Thousands)

                                       September 30, 1996  December 31, 1995
                                       ------------------  -----------------
         ASSETS
Cash                                     $     --            $     --
Accounts receivable, net of allowances
   of $197,000 and $175,000                 1,812               1,497
Notes receivable, net of allowance of
   $160,000                                   612                 742
Property:
   Land and land improvements              37,352              37,567
   Buildings                              113,782             113,602
   Equipment and fixtures                     559                 559
   Construction-in-progress                   702                 287
                                         --------            --------
                                          152,395             152,015
   Less:  Accumulated depreciation        (27,355)            (24,250)
                                         --------            --------
     Property, net                        125,040             127,765

Investment in Mid-America Bethal
 Limited Partnership                       15,262              15,597
Intangible assets, less accumulated
   amortization of $3,309,000 and
    $2,948,000                              1,712               2,042
Other assets                                2,888               2,696
                                         --------            --------

                                         $147,326            $150,339
                                         --------            --------
                                         --------            --------

     LIABILITIES AND SHAREHOLDERS' EQUITY


Mortgages and notes payable               $65,213             $65,592
Accrued liabilities                         1,765               1,831
                                         --------            --------
     Total Liabilities                     66,978              67,423

Commitment and Contingencies

Shareholders' Equity:
   Common stock, $.01 par value:
    25,000,000 shares authorized;
      8,282,171 and 8,280,524 shares
       issued and outstanding                  83                  83
   Capital in excess of par value         119,695             119,682
   Distributions in excess of net
    income                                (39,430)            (36,849)
                                         --------            --------
     Total Shareholders' Equity            80,348              82,916
                                         --------            --------

                                         $147,326            $150,339
                                         --------            --------
                                         --------            --------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
       (Columnar Dollars in Thousands Except Share and Per Share Data)




                                                 Three Months Ended            Nine Months Ended
                                                 ------------------            -----------------
                                                   September 30,                 September 30,
                                                   -------------                 -------------
                                                  1996        1995              1996       1995
                                                  ----        ----              ----       ----
REVENUES:
    Rental income                                $ 4,257    $ 4,198            $12,852    $12,421
    Reimbursed expenses                            1,279      1,116              3,864      3,554
    Property management and leasing income            51         61                153        156
    Other income                                     149        142                566        450
                                                 -------    -------            -------    -------

    Total Revenues                                 5,736      5,517             17,435     16,581

EXPENSES:
    Real estate taxes                                674        838              2,267      2,303
    Other property costs                           1,025        633              2,739      2,573
    Interest expense                               1,438      1,518              4,355      4,485
    Administrative expenses                          281        497              1,034      1,164
    Property management and leasing expenses         254        189                797        553
    Depreciation and amortization                  1,225      1,281              3,784      3,794
                                                 -------    -------            -------    -------

    Total Expenses                                 4,897      4,956             14,976     14,872
                                                 -------    -------            -------    -------

Income Before Equity in Earnings of
    Mid-America Bethal Limited Partnership           839        561              2,459      1,709

Equity in Earnings of Mid-America Bethal
    Limited Partnership                              219        262                715        722
                                                 -------    -------            -------    -------

INCOME FROM OPERATIONS                             1,058        823              3,174      2,431

(Loss) Gain on Sale of Real Estate                  (289)      ----               (289)      124
                                                 -------    -------            -------    -------

NET INCOME                                       $   769    $   823            $ 2,885    $ 2,555
                                                 -------    -------            -------    -------
                                                 -------    -------            -------    -------

Weighted Average Shares
    Outstanding During Period                  8,281,978  8,279,892          8,281,409  8,279,892
                                               ---------  ---------          ---------  ---------
                                               ---------  ---------          ---------  ---------

NET INCOME PER SHARE                             $   .09    $   .10            $   .35    $   .31
                                                 -------    -------            -------    -------
                                                 -------    -------            -------    -------




                   See notes to consolidated financial statements.

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)
                           (COLUMNAR DOLLARS IN THOUSANDS)

                                              Nine Months Ended September 30,
                                            -----------------------------------
                                                1996                    1995
                                            -----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                              $   2,885                $   2,555
    Adjustments:
         Depreciation and amortization          3,784                    3,794
         Investment in Mid-America Bethal
           Limited Partnership:
              Equity in earnings                 (715)                    (722)
              Distributions received            1,050                    1,150
         Loss (Gain) on sale of real
          estate                                  289                     (124)
         (Decrease) Increase in related
           liabilities                            (52)                     566
         Increase in related assets              (505)                    (974)
                                             --------                 --------
Net Cash Flows From Operating Activities        6,736                    6,245

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of real estate             572                      174
    Principal repayments of notes
     receivable                                   130                      102
    Additions to property:
         Renovation and expansion projects     (1,405)                    (652)
         Tenant improvements                     (175)                    (379)
    Payments from Yield Maintenance
     Agreement                                     19                      984
    Cash paid for leasing fees                    (31)                    (217)
                                            ---------                 --------
    Net Cash Flows From Investing
     Activities                                  (890)                      12

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (Payments) on short-term debt,
      net                                         613                   (1,944)
    Proceeds of mortgages payable                  --                   14,500
    Scheduled principal payments on
     mortgages                                   (993)                 (13,128)
    Cash paid for loan fees                        --                     (220)
    Dividends paid                             (5,466)                  (5,465)
                                            ---------                 --------
    Net Cash Flows From Financing
     Activities                                (5,846)                  (6,257)
                                            ---------                 --------

NET CHANGE IN CASH                                 --                       --

CASH, BEGINNING OF PERIOD                          --                       --
                                            ---------                 --------

CASH, END OF PERIOD                          $     --                 $     --
                                            ---------                 --------
                                            ---------                 --------

                   See notes to consolidated financial statements.

                         MID-AMERICA REALTY INVESTMENTS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                     (UNAUDITED)
        (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

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

    The information furnished herein reflects all adjustments, which consist of normal recurring accruals, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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

    Summarized financial information on Mid-America Bethal is as follows:

                                       September 30, 1996   December 31, 1995
                                       ------------------   -----------------
    BALANCE SHEETS:
    Assets:
         Cash                              $    674            $    817
         Property, net of depreciation
            of $7,093,000 and
            $6,278,000                       29,234              29,940
         Other assets                           628                 454
                                            -------             -------
                                           $ 30,536            $ 31,211
                                            -------             -------
                                            -------             -------

    Liabilities and Partners' Capital:
         Accounts payable and other
            liabilities                    $     13            $     18
         Partners' capital                   30,523              31,193
                                            -------             -------
                                           $ 30,536            $ 31,211
                                            -------             -------
                                            -------             -------

                                          Nine Months Ended September 30,
                                           -------------------------------
                                               1996                1995
                                               ----                ----

    STATEMENTS OF OPERATIONS:
         Total Revenues                     $ 3,322             $ 3,236
                                            -------             -------
                                            -------             -------
         Net Income                         $ 1,430             $ 1,445
                                            -------             -------
                                            -------             -------
    EQUITY IN EARNINGS OF MID-AMERICA
    BETHAL RECORDED BY THE COMPANY:         $   715             $   722
                                            -------             -------
                                            -------             -------

C.  MORTGAGES AND NOTES PAYABLE:

    Mortgages and notes payable are comprised of the following:




                                                                    September 30, 1996      December 31, 1995
                                                                     ------------------      -----------------
    Mortgages Payable                                                    $ 50,277               $ 50,796
    Working Capital Line of Credit
       ($5,000,000 available at London International Bank
       Offering Rate (LIBOR) plus 2% due July 1997)                         1,276                    663
    Acquisitions Line of Credit
       ($10,000,000 available at LIBOR plus 2-1/2% due July 1997)           4,101                  8,574
    Acquisitions Line of Credit
       ($15,000,000 available at LIBOR plus 2-1/4% due July 1997)           9,559                  5,559
                                                                         --------               --------
                                                                         $ 65,213               $ 65,592
                                                                         --------               --------
                                                                         --------               --------




    During the nine months ended September 30, 1996, the Company completed the extension of the two Twin Oaks Centre mortgage loans with the existing lender. These loans total $3,673,000 and have been extended for three years to April 1999, with an interest rate of 8.50%. In addition, the Company renegotiated the terms of its $15,000,000 acquisition line of credit. This line was converted from $15 million of committed funds to $10 million of committed funds with an additional $5 million standby, which can be accessed with bank approval and has been extended to July 1997 at an interest rate of LIBOR plus 250 basis points, with a non-use fee of 25 basis points on the committed amount. This interest rate can be reduced by 25 basis points if $100,000 of non-interest bearing deposits are kept with the lending institution. At September 30, 1996, the Company had $100,000 of deposits with the lending institution and the interest rate was LIBOR plus 225.

    Subsequent to September 30, 1996, the Company repaid the maturing fixed rate mortgage loan secured by the Bishop Heights Shopping Center primarily from proceeds of the $15,000,000 acquisition line. The Bishop Heights mortgage loan bore interest of 9% and had a balance of approximately $655,000 prior to being repaid.

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


    The obligations of the formerly related parties under the YMA are limited to $2,800,000 and are secured by promissory notes. The promissory notes are personally guaranteed by the formerly related parties and are collateralized by specific tangible collateral. In addition, under the YMA, the Company has an assignment of a 50% interest in Kearney Mall Associates, Ltd., Limited Partnership ("Kearney Mall Associates"), whose limited partners were formerly related to the Company, which owns Hilltop Mall in Kearney, Nebraska. Cumulative amounts received under this agreement totaled $1,247,000 through September 30, 1996 and reduce the guaranteed limits described above.

    At September 30, 1996, accumulated YMA arrearages (which are not reflected in the consolidated financial statements) exceeded the guaranteed limits. The final accumulated YMA arrearage cannot be calculated until December 31, 1996; the arrearages are payable on or before April 1, 1997.

E.  PROPERTY TRANSACTIONS:

    In August 1996, the Company completed the sale of Westview Plaza in McCook, Nebraska. The gross sales price was $425,000 resulting in a loss of approximately $314,000. Proceeds from the sale were used to reduce debt.

    Negotiations have been terminated with respect to the sale of Town West Center in Paragould, Arkansas. The Company is not actively marketing this center for sale.

F.  SUBSEQUENT EVENTS:

    On October 22, 1996, the Company declared a cash dividend of $.22 per common share payable on November 19, 1996 to stockholders of record on November 5, 1996.

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

At September 30, 1996, the Company had invested approximately 95% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

At September 30, 1996, the Company had a debt-to-equity ratio of .81 to 1, compared to .79 to 1 at December 31, 1995, based upon the ratio of mortgages and notes payable to total shareholders' equity. The Company's ratio of debt to total market capitalization was 47% at September 30, 1996 and 51% at December 31, 1995.

INVESTING ACTIVITIES:

During the nine months ended September 30, 1996, net cash flows used in investing activities were $890,000 which related primarily to costs associated with the expansions at Lakewood Mall and Monument Mall and tenant improvements. These costs were offset by proceeds received in the sale of an outlot at Lakewood Mall and the sale of the Westview Plaza Shopping Center in McCook, Nebraska, in addition to principal repayments on notes receivable and payments under the YMA.

In March 1996, the Company completed the expansion at the Herberger's department store at Lakewood Mall from 55,000 square feet to nearly 80,000 square feet, at a total cost of $515,000. Cash paid for the Lakewood Mall expansion during the nine months ended September 30, 1996 was $244,000.

In September 1996, the Company completed construction on a 12,857 square foot theatre expansion at Monument Mall at a total cost estimated at approximately $767,000. Cash paid for the Monument Mall theatre expansion during the nine months ended September 30, 1996 was approximately $703,000.

During the nine months ended September 30, 1996, cash paid for tenant improvements was $175,000. Cash paid for lease fees was $31,000.

During the third quarter 1996, the Company completed the sale of Westview Plaza Shopping Center in McCook, Nebraska for net proceeds of approximately $388,000 and sold an outlot parcel at Lakewood Mall for net proceeds of $183,000.

FINANCING ACTIVITIES:

During the nine months ended September 30, 1996, net cash flows used in financing activities were $5,846,000 which related primarily to dividends paid of $5,466,000. For a description of certain mortgage refinancing and line of credit extensions during the fiscal year to date, see Note C to the Unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS:

Net income for the nine months ended September 30, 1996 was $2,885,000 or $.35 per share compared to $2,555,000 or $.31 per share for the nine months ended September 30, 1995. Net income for the three months ended September 30, 1996 was $769,000 or $.09 per share, compared to $823,000 or $.10 per share for the three months ended September 30, 1995. The increase in the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 was due primarily to increased rental income resulting from additional revenues from recent expansion activities, the effect of new leases, a decrease in the weighted average cost of funds, and the impact of the purchase of the Twin Oaks Centre in April 1995. Offsetting this increase was an increase in total expenses and a loss on the sale of real estate. The decrease in the three months ended September 30, 1996 compared to the same period one year ago related to the loss on sale of real estate sold during the three months ended September 30, 1996 offset by the increased revenue as described in the nine months ended September 30, 1996 above.

RENTAL INCOME:

Rental income for the nine and three months ended September 30, 1996 was $12,852,000 and $4,257,000, respectively, compared to $12,421,000 and
$4,198,000, respectively, for the nine and three months ended September 30, 1995. The increase of $59,000 for the third quarter of 1996 compared to the third quarter of 1995 and $431,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 was due primarily to the effects of new leases, expansion activities, rent increases and the full nine month impact of the acquisition of the Twin Oaks Centre in April 1995.

REIMBURSEMENT INCOME:

Reimbursement income for the nine and three months ended September 30, 1996 was $3,864,000 and $1,279,000, respectively, compared to $3,554,000 and $1,116,000, respectively, for the nine and three months ended September 30, 1995. The increase was due primarily to the acquisition of the Twin Oaks Centre in April 1995, recent expansion activities, certain one time charges due to lease audits and the effects of new leases.

OTHER INCOME:

Other income for the nine and three months ended September 30, 1996 was $566,000 and $149,000, respectively, compared to $450,000 and $142,000, respectively, for the nine and three months ended September 30, 1995. The increase was primarily attributable to a $90,000 final settlement from the Company's investment in Valley Park Center.

OTHER PROPERTY COSTS:

Other property costs for the nine and three months ended September 30, 1996 were $2,739,000 and $1,025,000, respectively, compared to $2,573,000 and $633,000, respectively, for the nine and three months ended September 30, 1995. The increase was primarily attributable to timing of certain recurring property expenses and the full year impact of the April 1995 acquisition of the Twin Oaks Centre.

INTEREST EXPENSE:

Interest expense for the nine and three months ended September 30, 1996 was $4,355,000 and $1,438,000, respectively, compared to $4,485,000 and $1,518,000, respectively, for the nine and three months ended September 30, 1995. The decrease in interest expense for the nine and three months ended September 30, 1996 compared to the same period one year ago was primarily related to a decrease in the weighted average cost of funds partially offset by an increase in the Company's average debt outstanding. The Company's weighted average cost of funds was 8.9% during the first nine months of 1996 compared to 9.2% during the same period of 1995. The Company's average total debt was $65,546,000 during the nine months ended September 30, 1996 compared to $65,113,000 during the nine months ended September 30, 1995.

ADMINISTRATIVE EXPENSES:

Administrative expenses for the nine and three months ended September 30, 1996 were $1,034,000 and $281,000, respectively, compared to $1,164,000 and $497,000, respectively, for the nine and three months ended September 30, 1995. The decrease relates primarily to the continued impact of improved cost control initiatives and a decrease in legal and consulting costs.

PROPERTY MANAGEMENT EXPENSES:

Property management expenses for the nine and three months ended September 30, 1996 were $797,000 and $254,000, respectively, compared to $553,000 and $189,000, respectively, for the nine and three months ended September 30, 1995. The increase was primarily attributable to the impact of the acquisition of the Twin Oaks Centre in April 1995, an increase in leasing and marketing activities and timing of certain property management expenses.

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

Funds From Operations for the nine and three months ended September 30, 1996 were $7,122,000 and $2,361,000 or $.86 and $.29 per share, respectively, compared to $6,439,000 and $2,175,000 or $.78 and $.26 per share, respectively, for the nine and three months ended September 30, 1995. The increase was primarily attributable to the positive impact of the April 1995 acquisition of the Twin Oaks Centre, an increase in rental income due to recent expansion activities, the effect of new leases and, to a lesser degree, an increase in base rent.

Funds From Operations is computed as follows:




                                             Nine Months Ended        Three Months Ended
                                                September 30,            September 30,
                                              1996       1995         1996         1995
                                            --------------------     -------------------
                                                           (In Thousands)

Net Income                                  $ 2,885     $ 2,555      $   769     $   823
Depreciation and Amortization (1)             3,620       3,582        1,175       1,215
Proceeds from investment in Valley
 Park Center                                    (90)         --           --          --
Loss (Gain) on sale of real estate              289        (124)         289          --
Investment in Mid-America Bethal:
    Equity in Earnings                         (715)       (722)        (219)       (262)
    Equity in Funds From Operations (2)       1,133       1,148          347         399
                                            -------     -------      -------     -------

Funds From Operations                       $ 7,122     $ 6,439      $ 2,361     $ 2,175
                                            -------     -------      -------     -------




---------------
(1) Depreciation and Amortization for the nine months ended September 30, 1996 consisted of real property depreciation of $3,344,000, lease fee amortization of $200,000, and intangible amortization of $76,000. Repairs and maintenance expensed as "Property Costs" during the nine months ended September 30, 1996 totaled $502,000.

(2) Equity in Funds From Operations of Mid-America Bethal for the nine months ended September 30, 1996 included real property depreciation of $403,000 and lease fee amortization of $14,500.

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

TENANT AND LEASING INFORMATION:

The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal Limited Partnership:




                                                                               (SQUARE FOOTAGE IN THOUSANDS)

                                          GROSS LEASEABLE AREA             LEASED SPACE (1)                  LEASED %
                                       ---------------------------   ---------------------------   ---------------------------
                                       9/30/96   12/31/95  9/30/95   9/30/96   12/31/95  9/30/95   9/30/96   12/31/95  9/30/95
                                       -------   --------  -------   -------   --------  -------   -------   --------  -------
Mid-America Realty Investments, Inc.:
    Neighborhood shopping centers        1,781      1,771    1,771     1,680      1,695    1,702     94%        96%      96%
    Enclosed malls                         869        863      845       825        795      779     95%        92%      92%
                                       -------   --------  -------   -------   --------  -------     ---        ---      ---
                                         2,650      2,634    2,616     2,505      2,490    2,481     95%        95%      95%
Mid-America Bethal L.P. (2)                539        538      538       492        475      499     91%        88%      93%
                                       -------   --------  -------   -------   --------  -------     ---        ---      ---
                                         3,189      3,172    3,154     2,997      2,965    2,980     94%        93%      95%
                                       -------   --------  -------   -------   --------  -------     ---        ---      ---




---------------
(1) Leased space represents the percentage of gross leasable area which is leased to third-party tenants.

(2) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire partnership.

PART II. OTHER INFORMATION
---------------------------
ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

    A.   EXHIBITS
         --------

         27   Financial Data Schedule

    B.   REPORTS ON FORM 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.



/s/  Jerome L. Heinrichs          Date:     November 5, 1996
------------------------------            ----------------------
Jerome L. Heinrichs,
   Chief Executive Officer




/s/  Dennis G. Gethmann           Date:     November 5, 1996
------------------------------            ----------------------
Dennis G. Gethmann
   President and Principal Financial Officer