Form 10-K405
period 1996-12-31
MID AMERICA REALTY INVESTMENTS INC
filed 1997-03-07
CIK 805057

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

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

                                   Yes X No _

    The number of shares of common stock outstanding as of February 28, 1997 was 8,283,779 shares. The aggregate market value of the 8,231,268 shares of common stock held by non-affiliates on such date was $83,341,589.

    The following documents are incorporated into this report by reference: a portion of the Company's proxy statement for its 1997 Annual Meeting of Shareholders ("1997 Proxy Statement") is incorporated by reference in Part III.

                                                                 Total Pages: 52

                                                       Exhibit Index on Page: 49

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      MID-AMERICA REALTY INVESTMENTS, INC.
                        1996 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS
                                     PART I

                                                                           PAGE
                                                                           -----
Item 1.     Business....................................................     3
Item 2.     Properties..................................................     5
Item 3.     Legal Proceedings...........................................     7
Item 4.     Submission of Matters to a Vote of Security Holders.........     7

                                    PART II

Item 5.     Market for the Company's Common Stock and Related
             Shareholder Matters........................................     7
Item 6.     Selected Financial Data.....................................     8
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     9
Item 8.     Financial Statements and Supplementary Data.................    15
Item 9.     Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure...................................    15

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant..........    15
Item 11.    Executive Compensation......................................    15
Item 12.    Security Ownership of Certain Beneficial Owners and
             Management.................................................    15
Item 13.    Certain Transactions and Relationships......................    15

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    16

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

    Mid-America Realty Investments, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") which owns, manages and operates income-producing commercial real estate, primarily enclosed malls and neighborhood shopping centers. The Company was incorporated under the laws of Maryland in October 1986. At December 31, 1996, the Company owned 18 neighborhood shopping centers and four enclosed malls located in Nebraska, Iowa, Illinois, South Dakota, Minnesota, Michigan, Wisconsin, Indiana, Arkansas, Georgia and Tennessee. Additionally, the Company is a 50% partner in Mid-America Bethal Limited Partnership ("Mid-America Bethal") which owns two neighborhood shopping centers and one enclosed mall. Most of the properties are situated in middle-sized communities and, in many cases, represent the major retail facility in their trade areas.

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

DEVELOPMENTS DURING 1996

    WESTVIEW PLAZA--In August 1996, the Company completed the sale of Westview Plaza in McCook, Nebraska. The gross sales price was $425,000 resulting in a book loss of approximately $314,000. Proceeds from the sale were used to reduce bank debt.

    MONUMENT MALL--In September 1996, the Company completed its 12,857 square foot theatre expansion at Monument Mall in Scottsbluff, Nebraska. Total project costs paid during 1996 were $774,000.

    OUTLOT SALES--During 1996, the Company sold one outlot parcel for total proceeds of approximately $183,000, resulting in a book gain of approximately $24,400.

    LAKEWOOD MALL--During 1996, the Company contracted to expand its five screen theatre at Lakewood Mall in Aberdeen, South Dakota to nine screens. The 7,800 square foot expansion began in December 1996 and is expected to be operating in Spring 1997. Total project costs are estimated at approximately $337,500, all of which will be paid during 1997.

    YIELD MAINTENANCE AGREEMENT--During 1996, the Company received total proceeds of $19,300 under its Yield Maintenance Agreement with the former related parties. See Note G to the Company's Consolidated Financial Statements.

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

INDUSTRY AND GEOGRAPHIC FACTORS

    The Company is subject to various risks typically associated with the ownership of real estate, such as defaults or non-renewal of leases, increased operating costs or costs resulting from leveraging, changes in interest rates and the availability of favorable financing which may render the sale or refinancing of properties difficult or unattractive, environmental problems, problems attributable to the location of properties, changes in general or local economic conditions, changes in real estate and zoning laws, and increases in real property tax rates. Real estate investments tend to be illiquid and, consequently, the Company could have difficulty responding to adverse changes in any of the aforementioned factors or similar factors (particularly if adverse changes occur in Nebraska and the greater Midwest where most of the Company's properties are located).

CERTAIN SIGNIFICANT TENANTS

    The continued success of the Company's anchor tenants is important to the success of the Company's properties because such anchor tenants attract other tenants and customers to the shopping center. Wal-Mart, Herberger's, Hy-Vee grocery stores, Kmart, J.C. Penney, Walgreens, Target and/or Shopko anchored a total of 17 of the Company's properties either as lessees or as occupants of buildings adjacent to the properties and lease in the aggregate approximately 39% of the total leasable space in the Company's properties.

    Additionally, Kmart, Hy-Vee grocery stores, Herberger's and/or Wal-Mart anchored all Mid-America Bethal properties as either lessees or as occupants of buildings adjacent to the properties and lease in the aggregate approximately 38% of the total leasable space in the Mid-America Bethal properties.

    The only lessee that occupies more than 10% of the gross leasable space of the properties owned by the Company at December 31, 1996 is Wal-Mart, whose five stores at properties owned by the Company account for approximately 15% of total gross leasable area. Wal-Mart also operates stores adjacent to three of the Company's properties and to one of Mid-America Bethal's properties.

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

EMPLOYEES

    The Company and its subsidiary had 94 employees (58 full-time and 36 part-time) at December 31, 1996. The corporate office in Omaha, Nebraska had 24 employees at December 31, 1996.

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

ITEM 2.  PROPERTIES

    The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal as of December 31, 1996.

                                                                          GROSS     LEASED RATE AT YEAR
                                                              DATE       LEASABLE          END(1)
                                                           ACQUIRED OR     AREA     --------------------
                                                            COMPLETED   (SQ. FT.)     1996       1995
                                                           -----------  ----------  ---------  ---------      1997
                                                                                                          BASE RENT(2)
                                                                                                          ------------
                                                                                                          (THOUSANDS)
COMPANY PROPERTIES:
ENCLOSED MALLS:
Delta Plaza--Escanaba, Michigan..........................    12/30/86      188,000        94%        93%   $      834
Lakewood Mall--Aberdeen, South Dakota....................    08/28/92      232,000        92%        83%        1,520
Monument Mall--Scottsbluff, Nebraska.....................    12/30/86      205,000        95%        93%        1,093
Thunderbird Mall--Virginia, Minnesota....................    12/30/86      256,000       100%        98%        1,577
                                                                        ----------  ---------  ---------  ------------
                                                                           881,000        95%        92%        5,024

                                                                          GROSS     LEASED RATE AT YEAR
                                                              DATE       LEASABLE          END(1)
                                                           ACQUIRED OR     AREA     --------------------
                                                            COMPLETED   (SQ. FT.)     1996       1995
                                                           -----------  ----------  ---------  ---------
                                                                                                              1997
                                                                                                          BASE RENT(2)
                                                                                                          ------------
                                                                                                          (THOUSANDS)
NEIGHBORHOOD SHOPPING CENTERS:
Bishop Heights--Lincoln, Nebraska........................    12/30/86       26,000       100%       100%          106
Cornhusker Plaza--South Sioux City, Nebraska.............    06/27/91       63,000       100%        91%          464
Eastville Plaza--Fremont, Nebraska.......................    12/30/86       69,000        86%       100%          430
Edgewood Shopping Center--Lincoln, Nebraska
  Phase I................................................    06/01/87       72,000        96%        96%          451
  Phase II...............................................    06/26/91      100,000        99%        99%          724
Fairacres Shopping Center--Oshkosh, Wisconsin............    12/22/92       74,000        94%        93%          592
Fitchburg Ridge Shopping Center--Fitchburg, Wisconsin....    08/31/94       50,000        97%       100%          262
Germantown Shopping Center--Jasper, Indiana..............    12/21/88      232,000        93%        95%          975
Ile de Grand--Grand Island, Nebraska.....................    04/09/87       82,000        99%        98%          530
Kimberly West Shopping Center--Davenport, Iowa...........    12/14/92       97,000        82%        85%          548
Macon County Plaza--Lafayette, Tennessee.................    12/21/88       87,000        82%        79%          244
Meadows Shopping Center--Lincoln, Nebraska...............    06/01/88       68,000       100%       100%          479
Miracle Hills Park Shopping Center--Omaha, Nebraska......    07/05/88       71,000        93%        96%          599
Moorland Square--New Berlin, Wisconsin...................    11/23/92       84,000        98%       100%          660
Rivergate Shopping Center--Shelbyville, Indiana..........    12/21/88      133,000        96%       100%          499
Shenandoah Plaza--Newnan, Georgia........................    12/21/88      141,000        92%       100%          642
Southport Centre--Apple Valley, Minnesota................    01/01/94      125,000        98%       100%        1,415
Town West Center--Paragould, Arkansas....................    12/21/88      143,000        94%        98%          398
Twin Oaks Centre--Silvis, Illinois.......................    04/19/95       95,000        92%        91%          656
                                                                        ----------  ---------  ---------  ------------
                                                                         1,812,000        94%        96%       10,674
                                                                        ----------  ---------  ---------  ------------
Total Enclosed Malls and Neighborhood Centers............                2,693,000        94%        95%   $   15,698
                                                                        ----------  ---------  ---------  ------------
                                                                        ----------  ---------  ---------  ------------
MID-AMERICA BETHAL LIMITED PARTNERSHIP PROPERTIES (3):
ENCLOSED MALLS:
Imperial Mall--Hastings, Nebraska........................    12/01/87      324,000        90%        81%   $    1,570
NEIGHBORHOOD SHOPPING CENTERS:
Stockyards--Omaha, Nebraska
  Plaza (Phase I)........................................    06/01/89      103,000        95%        98%          684
  Theaters (Phase II)....................................    07/17/90       26,000       100%       100%          232
Taylor Heights Shopping Center--Sheboygan, Wisconsin.....    07/30/90       85,000       100%       100%          809
                                                                        ----------  ---------  ---------  ------------
                                                                           214,000        98%        99%        1,725
                                                                        ----------  ---------  ---------  ------------
Total Enclosed Malls and Neighborhood Centers............                  538,000        93%        88%   $    3,295
                                                                        ----------  ---------  ---------  ------------
                                                                        ----------  ---------  ---------  ------------

------------------------

(1) Leased rate represents the percentage of gross leasable area which is leased to third-party tenants.

(2) Amounts are based on the 1997 lease terms of existing lessees at December 31, 1996.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol MDI. The following table sets forth the high and low sale prices of the Common Stock, as reported on the New York Stock Exchange Composite Tape and the dividends declared per share of Common Stock by the Company for each calendar quarter in the periods indicated. Dividends declared for a calendar quarter were paid in the next calendar quarter. The stock price at the close of business on December 31, 1996 was $9.50.

                                                                                               DIVIDENDS
                                                                        HIGH        LOW        DECLARED
                                                                     ----------    -----     -------------
1995:
  First Quarter....................................................  $       8   $       61/2   $     .22
  Second Quarter...................................................  $       9   $       71/8   $     .22
  Third Quarter....................................................  $       8   $       73/4   $     .22
  Fourth Quarter...................................................  $       81/8 $       71/4   $     .22
1996:
  First Quarter....................................................  $       83/8 $       73/4   $     .22
  Second Quarter...................................................  $       87/8 $       81/4   $     .22
  Third Quarter....................................................  $       93/8 $       8    $     .22
  Fourth Quarter...................................................  $      101/8 $       87/8   $     .22

    At December 31, 1996, there were 8,283,255 shares of common shares issued and outstanding which were held by approximately 1,935 shareholders of record. The shareholders of record do not reflect the persons or entities who held their stock in nominee or "street" name.

ITEM 6.  SELECTED FINANCIAL DATA
  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------
                                                      1996        1995        1994        1993        1992
                                                   ----------  ----------  ----------  ----------  ----------
Total Revenues...................................  $   23,066  $   22,333  $   21,152  $   18,433  $   16,510
Net Income (Loss)................................  $    3,889  $    3,384  $     (128) $    2,196  $    1,221
Dividends Declared:
  Ordinary Income................................  $    5,135  $      414  $    2,650  $    3,222  $    1,369
  Return of Capital..............................       2,153       6,872       4,637  $    4,051       4,843
                                                   ----------  ----------  ----------  ----------  ----------
                                                   $    7,288  $    7,286  $    7,287  $    7,273  $    6,212
Per Share Amounts:
  Net Income (Loss)..............................  $      .47  $      .41  $     (.02) $      .27  $      .23
  Dividends Declared:
    Ordinary Income..............................  $      .62  $      .05  $      .32  $      .39  $      .26
    Return of Capital............................         .26         .83         .56         .49         .92
                                                   ----------  ----------  ----------  ----------  ----------
                                                   $      .88  $      .88  $      .88  $      .88  $     1.18
Weighted Average Number of Shares Outstanding....   8,281,696   8,280,051   8,280,052   8,092,024   5,264,627
OTHER DATA
Funds From Operations (1)(2).....................  $    9,502  $    8,631  $    8,018  $    7,629  $    5,978

------------------------
(1) Persons formerly related to the Company are obligated to pay certain amounts to the Company as described in Note G Consolidated Financial Statements. Such amounts are not included in the Funds From Operations shown above.

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

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------
                                                      1996        1995        1994        1993        1992
                                                   ----------  ----------  ----------  ----------  ----------
Real Estate Investments:
  Property, net..................................  $  124,312  $  127,765  $  127,261  $  116,439  $  119,866
  Investment in Mid-America Bethal...............      15,201      15,597      16,367      16,522      15,732
  Interest in Twin Oaks Centre, net..............      --          --           2,953       5,697       5,276
  Investment in Valley Park Centre...............      --          --          --           2,889       3,498
                                                   ----------  ----------  ----------  ----------  ----------
                                                   $  139,513  $  143,362  $  146,581  $  141,547  $  144,372

Total Assets.....................................  $  145,840  $  150,339  $  151,442  $  147,178  $  151,049
Mortgages and Notes Payable......................  $   64,348  $   65,592  $   63,486  $   51,868  $   78,105
Shareholders' Equity.............................  $   79,535  $   82,916  $   86,813  $   94,081  $   72,381
Shares Outstanding...............................   8,283,255   8,280,524   8,279,892   8,264,627   5,264,627

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis could contain forward looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and the financial results. The statements are based on many assumptions and factors, including general economic conditions, interest rates, consumer behavior, competitive environment and related market conditions, operating efficiencies, and actions of governments. Any changes in such assumptions or factors could produce significantly different results.

    The Company was organized in October 1986 as a real estate investment trust and first issued shares of its common stock to the public in December 1986 to finance the acquisition of seven properties. Since that time, 18 currently-owned additional properties (or equity interests therein) have been acquired through cash, debt financing and/or in exchange for common stock. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's primary sources of funds are (i) cash generated from operations which includes distributions from Mid-America Bethal, (ii) borrowings, (iii) sales of real estate, and (iv) principal repayments on notes receivable. Management anticipates that these sources will provide the necessary funds for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and dividends to shareholders in accordance with REIT requirements, during the next twelve months. Management also believes that it has capital, and the access to capital resources, sufficient to expand and develop its business in accordance with its strategy for growth. In general, the Company intends to acquire and finance additional real estate properties and investments, to the extent possible, in such a manner as to maintain the ability to make regular distributions to shareholders. However, the future issuance of debt or equity securities by the Company or the acquisition of new properties or investments could affect the yield to shareholders.

    At December 31, 1996, the Company had invested approximately 96% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

    Net cash flows from investing activities were $(893,000). Net cash flows provided during 1996 from the sales of real estate totaled $572,000. In addition, principal proceeds from the Company's notes receivable with the former related parties totaled approximately $334,000 for the year ended December 31, 1996, while principal proceeds from the repayment of tax increment financing bonds totaled $242,000 for the same period. Also during 1996, the Company invested approximately $2,005,000 in expansion projects, tenant improvements and other capital expenditures.

    Net cash flows from financing activities were $(8,533,000). Dividends paid for the year ended December 31, 1996 were $.88 per share or $7,288,000. At the present time, the Company has sufficient funds to support operations and the payment of the dividend in accordance with the Company's dividend policy.

    At December 31, 1996, the Company had a debt-to-equity ratio of .81 to 1, compared to .79 to 1 at December 31, 1995, based upon the ratio of mortgages and notes payable to total shareholders' equity. The increase in the ratio from December 31, 1995 resulted primarily from the effect of the Company's use of new loan proceeds to finance expansions of several of the Company's properties during 1996 and current year distributions. The Company's ratio of debt to total market capitalization was 45% at December 31, 1996, compared to 51% at December 31, 1995.

    During 1997, principal payments of approximately $18,678,000 under mortgage and revolving credit agreements will mature. The mortgage collateralized by the Miracle Hills Shopping Center ($3,302,000 at

9.0%) is expected to be extended for a period of seven years by the existing lender. Revolving credit agreements of approximately $14,860,000 mature during 1997 and are expected to be extended for one to two years.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1996 AND 1995

    Net income for the year ended December 31, 1996 was $3,889,000 or $.47 per share, which included a net loss on the sale of real estate of $289,000, or $.03 per share. These results compare to $3,384,000 or $.41 per share for the year ended December 31, 1995, which included net gains on sales of real estate of $189,000 or $.02 per share.

    The increase in net income for the year ended December 31, 1996 compared to the year ended December 31, 1995 was primarily due to increased base and percentage rents, positive impact of recent expansion activities, a decrease in the weighted average cost of funds during 1996 and the continued impact of the Company's expense reduction initiatives. The Company experienced an increase of $733,000 in total revenues and a $254,000 decrease in total expenses from the year ended December 31, 1996 compared to the same period in 1995.

    RENTAL INCOME

    Rental income for the year ended December 31, 1996 was $17,012,000 compared to $16,564,000 for the year ended December 31, 1995, an increase of $448,000 or 3%. This increase in rental income reflects the effect of new leases and rent increases, the full year impact of 1995 expansion activities and the partial year impact of 1996 expansion activities, specifically the Herberger's Department Store expansion at Lakewood Mall in Aberdeen, South Dakota which began operating in March 1996, and the theatre expansion at Monument Mall in Scottsbluff, Nebraska which began operating in September 1996, and the full year impact of the acquisition of the Twin Oaks Centre in April 1995.

    REIMBURSEMENT INCOME

    Reimbursement income for the year ended December 31, 1996 was $5,097,000 compared to $4,834,000 for the year ended December 31, 1995, an increase of $263,000 or 5%. This increase in reimbursement income reflects the effect of new leases and the positive impact of recent expansion activities.

    PROPERTY MANAGEMENT INCOME

    Property management income, which primarily consists of lease and property management fees from properties managed for Mid-America Bethal, was $194,000 for the year ended December 31, 1996 compared to $200,000 for the year ended December 31, 1995, a decrease of $6,000 or 3%. The decrease was attributable to fewer new leases at properties owned by Mid-America Bethal during 1996 compared to 1995.

    OTHER INCOME

    Other income for the year ended December 31, 1996 was $763,000 compared to $735,000 for the year ended December 31, 1995, an increase of $28,000 or 4%. The increase was primarily attributable to a $90,000 final settlement from the Company's investment in Valley Park Center offset by a decrease in interest income on the Company's temporary investments, notes receivable and tax increment financing bonds.

    REAL ESTATE TAXES

    Real estate taxes for the year ended December 31, 1996 were $3,076,000 compared to $3,063,000 for the year ended December 31, 1995, an increase of less than 1%.

    OTHER PROPERTY COSTS

    Other property costs for the year ended December 31, 1996 were $3,584,000 compared to $3,674,000 for the year ended December 31, 1995, a decrease of $90,000 or 2%. This decrease was due to timing of certain recurring property expenses offset by an increase in property expenses of approximately $30,000 at Twin Oaks Centre due to the full year impact.

    INTEREST EXPENSE

    Interest expense for the year ended December 31, 1996 was $5,787,000 compared to $5,965,000 for the year ended December 31, 1995, a decrease of $178,000 or 3%. The decrease was due primarily to a decrease in the average cost of funds slightly offset by an increase in average total debt in 1996 over 1995. The Company's average total debt was $65,306,000 for the twelve months ended December 31, 1996 compared to $65,209,000 for the twelve months ended December 31, 1995. In addition, the average cost of funds for the twelve months ended December 31, 1996 was 8.86% compared to 9.17% during the same period in 1995.

    ADMINISTRATIVE EXPENSES

    Administrative expenses for the year ended December 31, 1996 were $1,268,000 compared to $1,458,000 for the year ended December 31, 1995, a decrease of $190,000 or 13%. This decrease reflects the continued impact of improved cost control throughout the Company and a decrease in legal and consulting costs due to one-time items incurred in 1995.

    PROPERTY MANAGEMENT EXPENSES

    Property management expenses for the year ended December 31, 1996 were $1,062,000 compared to $812,000 for the year ended December 31, 1995, an increase of $250,000 or 31%. This increase was primarily attributable to the impact of the acquisition of the Twin Oaks Centre in April 1995, an increase in leasing and marketing activities and the timing of certain property management expenses.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the year ended December 31, 1996 was $5,066,000 compared to $5,125,000 for the year ended December 31, 1995, a decrease of $59,000 or 1%. This decrease was related to certain intangible assets that were fully amortized in 1996 offset by an increase due to the full year impact of the Twin Oaks Centre acquisition in April 1995, renovation and expansion projects and tenant finish projects which were completed during 1995 and 1996.

    EQUITY IN EARNINGS OF MID-AMERICA BETHAL LIMITED PARTNERSHIP

    The Company's equity in earnings of Mid-America Bethal Limited Partnership for the year ended December 31, 1996 was $955,000 compared to $959,000 for the year ended December 31, 1995, a decrease of $4,000 or less than 1%. The decrease was a result of higher real estate taxes and other property expenses offset by an increase in total revenues for the twelve months ended December 31, 1996 compared to the same period in 1995.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1995 AND 1994

    Net income for the year ended December 31, 1995 was $3,384,000, or $.41 per share, which included net gains on sales of real estate of $189,000, or $.02 per share. These results compare to a net loss for the year ended December 31, 1994 of $128,000 or $.02 per share.

    The increase in net income for the year ended December 31, 1995 compared to the year ended December 31, 1994 was primarily due to increased base and percentage rents and the impact of the Company's expense reduction initiatives. In addition the year ended December 31, 1994 included $3,150,000 for the loss provision related to the Company's interest in Twin Oaks Centre. The Company also experienced an increase of $1,181,000 in total revenues and a $60,000 increase from the Company's equity in earnings of Mid-America Bethal.

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

    OTHER INCOME

    Other income for the year ended December 31, 1995 was $735,000 compared to $960,000 for the year ended December 31, 1994, a decrease of $225,000 or 23%. The decrease was primarily attributable to approximately $300,000 of interest income in 1994 related to the Company's investment in Twin Oaks Centre. In April 1995, the Company entered into a Settlement Agreement with the Twin Oaks Centre Limited Partnership resulting in the Company taking ownership of the Twin Oaks Centre. See Note D to the Company's Consolidated Financial Statements.

    REAL ESTATE TAXES

    Real estate taxes for the year ended December 31, 1995 were $3,063,000 compared to $2,815,000 for the year ended December 31, 1994, an increase of $248,000 or 9%. The increase was due primarily to the full year impact of prior year acquisitions and the acquisition of the Twin Oaks Centre during 1995. Real estate taxes related to the Southport Centre and Fitchburg Ridge Shopping Center recorded during the year ended December 31, 1995 and 1994 were $605,000 and $410,000, respectively. Real estate taxes related to the Twin Oaks Centre recorded during the year ended December 31, 1995 were $33,000.

    OTHER PROPERTY COSTS

    Other property costs for the year ended December 31, 1995 were $3,674,000 compared to $3,651,000 for the year ended December 31, 1994, an increase of $23,000 or 1%. Other property costs recorded during the year ended December 31, 1995 and 1994 related to the Southport Centre and Fitchburg Ridge Shopping Center together were $201,000 and $132,000, respectively. Other property costs recorded at Twin Oaks for the year ended December 31, 1995 were $40,000. These increased costs were mitigated by a decrease in weather related costs (i.e., snow removal, utilities, etc.).

    INTEREST EXPENSE

    Interest expense for the year ended December 31, 1995 was $5,965,000 compared to $5,389,000 for the year ended December 31, 1994, an increase of $576,000 or 11%. The increase was due primarily to the increase in average total debt in 1995 over 1994 and an increase in the average cost of funds. The Company's average total debt was $65,209,000 for the twelve months ended December 31, 1995 compared to $61,014,000 for the twelve months ended December 31, 1994. In addition, the average cost of funds for the twelve months ended December 31, 1995 was 9.17% compared to 8.77% during the same period in 1994.

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

    PROVISION FOR LOSS ON INTEREST IN TWIN OAKS CENTRE

    The Company recorded a loss reserve relating to its interest in Twin Oaks Centre for the year ended December 31, 1994 of $3,150,000. This amount reflected charges to reduce the recorded value of the Company's loan to the Twin Oaks Centre Limited Partnership (the "Partnership") to the estimated fair value of the underlying collateral. The collateral for the Company's loan to the Partnership included the Twin Oaks Centre (the "Centre"), a 95,000 square-foot neighborhood shopping center in Silvis, Illinois, and tax increment financing bonds issued in connection with the Centre. Walgreens, a major anchor tenant of the Centre, vacated in the second quarter of 1994. Although Walgreens continued to pay rent, management reviewed the adverse effect of the Walgreens exit on property lease-up and cash flows from the tax increment financing bonds and provided additional loss reserves with respect to the Company's loan on the property in the second quarter of 1994. On April 19, 1995, the Company entered into a settlement agreement with the Partnership. The Partnership was in default on a mortgage loan to the Company. Pursuant to the settlement, the Company took ownership of the underlying collateral which consisted of the Centre and the tax increment financing bonds. All litigation was dismissed as part of the settlement. See Note D to the Company's Consolidated Financial Statements.

    EQUITY IN EARNINGS OF MID-AMERICA BETHAL LIMITED PARTNERSHIP

    The Company's equity in earnings of Mid-America Bethal Limited Partnership for the year ended December 31, 1995 was $959,000 compared to $899,000 for the year ended December 31, 1994, an increase of $60,000 or 7%. The increase was the result of the net impact of lease up of vacant space during 1995 and the full year impact of 1994 leases. Also impacting this increase was a decrease in bad debt expense during the twelve months ended December 31, 1995 as compared to the same period of 1994.

FUNDS FROM OPERATIONS

    Management considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. The Company defines Funds From Operations as net income before gains/losses from property sales adjusted for non-cash items in the income statement, such as certain depreciation and amortization. Funds From Operations should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

    Funds From Operations were $9,502,000 for the year ended December 31, 1996 compared to $8,631,000 for the year ended December 31, 1995. The increase of $871,000, or 10%, was attributable to the full year impact of the Twin Oaks Centre acquisition in April 1995, the positive impact of recent expansion activities, a decrease in the Company's weighted average cost of funds and, to a lesser degree, increased base rents.

    Funds From Operations is computed as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
Net Income (Loss)..........................................................  $   3,889  $   3,384  $    (128)
Depreciation and Amortization (1)..........................................      4,859      4,857      5,047
Provision for loss on Interest in Twin Oaks Centre.........................     --         --          3,150
Loss (Gains) on Sales of Real Estate, net (2)..............................        289       (189)      (690)
Investment in Mid-America Bethal:
  Equity in Earnings.......................................................       (955)      (959)      (899)
  Equity in Funds From Operations (3)......................................      1,510      1,538      1,493
  Other....................................................................        (90)    --             45
                                                                             ---------  ---------  ---------
Funds From Operations......................................................  $   9,502  $   8,631  $   8,018
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

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

------------------------

(1) Depreciation and amortization for the year ended December 31, 1996 and 1995, respectively, consisted of real property depreciation of $4,489,000 and $4,389,000, lease fee amortization of $266,000 and $366,000, and other intangible amortization of $104,000 and $102,000.

(2) Loss on sales of real estate for the year ended December 31, 1996 consisted of a net loss of $314,000 on the sale of the Westview Plaza in McCook, Nebraska and a net gain of $24,400 on the sale of an outlot parcel. Gains on sales of real estate for the year ended December 31, 1995 consisted of a $189,000 gain from the sale of two outlot parcels.

(3) Equity in Funds From Operations of Mid-America Bethal for the years ended December 31, 1996 and 1995, respectively, included real property depreciation of $536,000 and $542,000, and lease fee amortization of $19,000 and $37,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this item appear in the audited consolidated financial statements and schedules included herein and listed in the index on page 15 of this report. The supplementary data required by this item appears at footnote K entitled "Quarterly Information (Unaudited)" on page 34 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change in the Company's independent accountants during the two most recent fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to the Sections entitled "Persons Nominated for Election as Directors" and "Executive Officers of the Company" in the 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Sections entitled "Director Meetings and Compensation", "Summary Compensation Table", "Option Grants in 1996", "Option Exercises in 1996 and Year-End Values Table", and "Employment Agreements" in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Sections entitled "Ownership of Shares by Directors and Executive Officers" and "Ownership of Certain Beneficial Owners" in the 1997 Proxy Statement.

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

(B) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

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

                      MID-AMERICA REALTY INVESTMENTS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

    The following Consolidated Financial Statements of Mid-America Realty Investments, Inc. and the related Independent Auditors' Report are included in
Item 8 and Item 14 (a) (1):

                                                                                            PAGE
                                                                                            -----
Report of Management...................................................................          18
Independent Auditors' Report...........................................................          19
Consolidated Balance Sheets at December 31, 1996 and 1995..............................          20
Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and
 1994..................................................................................          21
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996,
 1995 and 1994.........................................................................          22
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
 1994..................................................................................          23
Notes to Consolidated Financial Statements.............................................          25

    The following Consolidated Financial Statement Schedule of Mid-America Realty Investments, Inc. is included in Item 14 (a) (2):

Schedule III--Real Estate and Accumulated Depreciation................          35

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

                             [SIG]                                 [SIG]

Jerome L. Heinrichs                            Dennis G. Gethmann
CHAIRMAN AND CHIEF EXECUTIVE OFFICER           PRESIDENT AND CHIEF OPERATING OFFICER

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mid-America Realty Investments, Inc.

    We have audited the accompanying consolidated balance sheets of Mid-America Realty Investments, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mid-America Realty Investments, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
January 24, 1997
Omaha, Nebraska

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                        (COLUMNAR DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
Cash......................................................................................  $   --      $   --
Accounts receivable, net of allowance of $195,000 and $175,000............................       1,571       1,497
Notes receivable, net of allowance of $70,000 and $160,000................................         498         742
Property:
  Land and land improvements..............................................................      37,352      37,567
  Buildings...............................................................................     114,913     113,602
  Equipment and fixtures..................................................................         555         559
  Construction-in-progress................................................................      --             287
                                                                                            ----------  ----------
                                                                                               152,820     152,015
  Less: Accumulated depreciation..........................................................     (28,508)    (24,250)
                                                                                            ----------  ----------
  Property, net...........................................................................     124,312     127,765
Investment in Mid-America Bethal Limited Partnership......................................      15,201      15,597
Intangible assets, less accumulated amortization of $3,422,000 and $2,948,000.............       1,623       2,042
Other assets..............................................................................       2,635       2,696
                                                                                            ----------  ----------
                                                                                            $  145,840  $  150,339
                                                                                            ----------  ----------
                                                                                            ----------  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable...............................................................  $   64,348  $   65,592
Accrued liabilities.......................................................................       1,957       1,831
                                                                                            ----------  ----------
    Total Liabilities.....................................................................      66,305      67,423

Commitments and Contingencies

Shareholders' Equity:
  Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding
    8,283,255 and 8,280,524 shares........................................................          83          83
  Capital in excess of par value..........................................................     119,700     119,682
  Distributions in excess of net income...................................................     (40,248)    (36,849)
                                                                                            ----------  ----------
    Total Shareholders' Equity............................................................      79,535      82,916
                                                                                            ----------  ----------
                                                                                            $  145,840  $  150,339
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             (COLUMNAR DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1996        1995        1994
                                                                             ----------  ----------  ----------
REVENUES
  Rental income............................................................  $   17,012  $   16,564  $   15,615
  Reimbursement income.....................................................       5,097       4,834       4,366
  Property management and leasing income...................................         194         200         211
  Other income.............................................................         763         735         960
                                                                             ----------  ----------  ----------
    Total Revenues.........................................................      23,066      22,333      21,152

EXPENSES
  Real estate taxes........................................................       3,076       3,063       2,815
  Other property costs.....................................................       3,584       3,674       3,651
  Interest expense.........................................................       5,787       5,965       5,389
  Administrative expenses..................................................       1,268       1,458       1,540
  Property management and leasing expenses.................................       1,062         812       1,277
  Depreciation and amortization............................................       5,066       5,125       5,047
  Provision for loss on interest in Twin Oaks Centre.......................      --          --           3,150
                                                                             ----------  ----------  ----------
    Total Expenses.........................................................      19,843      20,097      22,869
                                                                             ----------  ----------  ----------
Income (Loss) Before Equity in Earnings of Mid-America Bethal Limited
 Partnership and Gains on Sales of Real Estate, net........................       3,223       2,236      (1,717)
Equity in Earnings of Mid-America Bethal Limited Partnership...............         955         959         899
                                                                             ----------  ----------  ----------
INCOME (LOSS) FROM OPERATIONS..............................................       4,178       3,195        (818)
(Loss) Gain on Sales of Real Estate, net...................................        (289)        189         690
                                                                             ----------  ----------  ----------
NET INCOME (LOSS)..........................................................  $    3,889  $    3,384  $     (128)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted Average Shares Outstanding During Period..........................   8,281,696   8,280,051   8,280,052
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
NET INCOME (LOSS) PER COMMON SHARE.........................................  $      .47  $      .41  $     (.02)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                                   CAPITAL IN  DISTRIBUTIONS
                                                                                   EXCESS OF   IN EXCESS OF
                                                                    COMMON STOCK   PAR VALUE    NET INCOME     TOTAL
                                                                    -------------  ----------  ------------  ---------
BALANCE, JANUARY 1, 1994..........................................    $      83    $  119,530   $  (25,532)  $  94,081
  Issuance of shares..............................................       --               150       --             150
  Repurchase of shares............................................       --                (3)      --              (3)
  Net loss........................................................       --            --             (128)       (128)
  Dividends declared and paid--$.88 per share.....................       --            --           (7,287)     (7,287)
                                                                            ---    ----------  ------------  ---------
BALANCE, DECEMBER 31, 1994........................................           83       119,677      (32,947)     86,813
  Issuance of shares..............................................       --                 5       --               5
  Net income......................................................       --            --            3,384       3,384
  Dividends declared and paid--$.88 per share.....................       --            --           (7,286)     (7,286)
                                                                            ---    ----------  ------------  ---------
BALANCE, DECEMBER 31, 1995........................................           83       119,682      (36,849)     82,916
  Issuance of shares..............................................       --                18       --              18
  Net income......................................................       --            --            3,889       3,889
  Dividends declared and paid--$.88 per share.....................       --            --           (7,288)     (7,288)
                                                                            ---    ----------  ------------  ---------
BALANCE, DECEMBER 31, 1996........................................    $      83    $  119,700   $  (40,248)  $  79,535
                                                                            ---    ----------  ------------  ---------
                                                                            ---    ----------  ------------  ---------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                    1996        1995        1994
                                                                                  ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss).............................................................  $   3,889  $    3,384  $     (128)
  Adjustments:
    Depreciation and amortization...............................................      5,066       5,125       5,047
    Provision for loss on interest in Twin Oaks Centre..........................     --          --           3,150
    Investment in Mid-America Bethal Limited Partnership:
      Equity in earnings........................................................       (955)       (959)       (899)
      Distributions received....................................................      1,350       1,500       1,050
    Loss (gains) on sales of real estate, net...................................        289        (189)       (690)
    Increase (decrease) in related liabilities..................................        145         537         (84)
    (Increase) decrease in related assets.......................................       (358)       (542)        324
                                                                                  ---------  ----------  ----------
Net Cash Flows From Operating Activities........................................      9,426       8,856       7,770

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of real estate............................................        572         469       1,224
  Principal repayments of notes receivable......................................        334         123         131
  Interest in Twin Oaks Centre..................................................     --          --            (406)
  Payments from Valley Park Centre..............................................     --          --           3,974
  Additions to property:
    Purchase of new properties..................................................     --          --         (14,636)
    Expansion projects & other capital expenditures.............................     (1,725)     (1,184)     (1,303)
    Tenant improvements.........................................................       (280)       (667)       (563)
  Cash paid for leasing fees....................................................        (55)       (263)       (237)
  Payments from Yield Maintenance Agreement.....................................         19       1,027         106
  Principal repayments of Tax Increment Financing Bonds.........................        242          71      --
  Cash paid for intangibles and other assets....................................     --          --            (442)
                                                                                  ---------  ----------  ----------
  Net Cash Flows From Investing Activities......................................       (893)       (424)    (12,152)

CASH FLOWS FROM FINANCING ACTIVITIES
  (Payments) proceeds on short-term debt, net...................................       (119)     (2,147)     12,139
  Proceeds of mortgages payable.................................................     --          14,500      --
  Principal payments on mortgages...............................................     (1,126)    (13,279)       (521)
  Cash paid for loan fees.......................................................     --            (220)       (131)
  Dividends paid................................................................     (7,288)     (7,286)     (7,287)
                                                                                  ---------  ----------  ----------
  Net Cash Flows From Financing Activities......................................     (8,533)     (8,432)      4,200
                                                                                  ---------  ----------  ----------

NET CHANGE IN CASH..............................................................     --          --            (182)

CASH, BEGINNING OF YEAR.........................................................     --          --             182
                                                                                  ---------  ----------  ----------

CASH, END OF YEAR...............................................................  $  --      $   --      $   --
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

1996:      (A)        One of the Company's acquisition lines of credit was extended one year to July
                      1997.
           (B)        The Company extended the two Twin Oaks Centre mortgages for three years to April
                      1999.
           (C)        The Company repaid the maturing fixed rate mortgage loan secured by Bishop Heights
                      Shopping Center with proceeds from one of the Company's acquisition lines of credit.

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

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS--Mid-America Realty Investments, Inc. (the "Company"), a Maryland corporation, owns and manages income-producing properties, primarily enclosed malls and neighborhood shopping centers. The Company has qualified as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code.

    At December 31, 1996, the Company owned 18 neighborhood shopping centers and four enclosed malls located as follows: eight in Nebraska, three in Wisconsin, two each in Indiana and Minnesota, and one each in Arkansas, Georgia, Illinois, Iowa, Michigan, South Dakota and Tennessee. Additionally, the Company is a 50% partner in Mid-America Bethal Limited Partnership ("Mid-America Bethal") which owns two neighborhood shopping centers in Nebraska and Wisconsin and one enclosed mall in Nebraska.

    USE OF ESTIMATES--In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements are prepared on an accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Mid-America Centers Corp. All significant intercompany balances and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS--The Company considers short-term investments with a maturity at acquisition of three months or less as cash equivalents. The Company currently utilizes daily cash receipts to pay down any working capital balances.

    INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP--The Company's 50% investment in Mid-America Bethal is accounted for using the equity method.

    PROPERTY--Property is stated at the lower of depreciated cost or the amount estimated to be recoverable through future cash flows from property operations and dispositions. Assets are depreciated using the straight-line method over the following lives: land improvements--15 years; buildings--40 years; tenant improvements--shorter of the term of the lease or the estimated useful life of the improvement; and equipment and fixtures--5 to 7 years. Real property depreciation for the years ended December 31, 1996, 1995 and 1994 was $4,489,000, $4,389,000 and $4,299,000, respectively. In March 1995, the
Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. The adoption of the provisions of this statement did not have a material impact on the Company's financial condition or results of operations.

    INTANGIBLE ASSETS--Fees paid for leasing commissions on new or renewed leases are amortized using the straight-line method over the initial term or extension of the lease. Costs incurred to obtain mortgages and notes payable are being amortized over the term of the obligation or agreement. Other intangible assets, primarily from the acquisition of Mid-America Centers Corp., are being amortized using the straight-line method over periods of 60-120 months.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LEASES--All leases with tenants are classified as operating leases.

    REVENUE RECOGNITION--Minimum rents from tenants are recognized monthly based upon total fixed cash flow over the initial term of the lease, using the straight-line method. Percentage rents are based upon tenant sales levels for a specified period. Reimbursed expenses for real estate taxes, common area maintenance, utilities, janitorial and building maintenance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant's lease.

    FEDERAL INCOME TAXES--The Company has qualified as a REIT under the Internal Revenue Code and, accordingly, will not be subject to federal income taxes on amounts distributed to shareholders provided certain requirements are met, including the provision that at least 95% of its real estate investment trust taxable income is distributed by March 15 of the following year.

    The dividends paid during 1996, 1995 and 1994 were allocated between ordinary income and non-taxable return of capital as follows (amounts are per share):

                                                                  1996       1995       1994
                                                                ---------  ---------  ---------
Ordinary income...............................................  $     .62  $     .05  $     .32
Return of capital.............................................        .26        .83        .56
                                                                      ---        ---        ---
                                                                $     .88  $     .88  $     .88
                                                                      ---        ---        ---
                                                                      ---        ---        ---

    In 1995, a portion of previously recorded book losses associated with the Company's interest in Twin Oaks Centre were utilized for income tax purposes. As a result of the settlement described in footnote D, these losses affected the taxation of dividends paid during 1995 by increasing the return of capital portion and decreasing the ordinary income portion.

    REPURCHASE OF COMMON STOCK--Under the laws of the state of Maryland, all shares of common stock reacquired by the Company must be retired.

    EARNINGS PER SHARE--The computation of earnings per share is based upon the weighted average number of shares outstanding during the period.

B. PROPERTY TRANSACTIONS

    WESTVIEW PLAZA--In August 1996, the Company completed the sale of Westview Plaza in McCook, Nebraska. The gross sales price was $425,000 resulting in a book loss of approximately $314,000. Proceeds from the sale were used to reduce bank debt.

    OUTLOT SALES--During 1996, the Company sold one outlot parcel for total proceeds of $183,000, resulting in a gain of $24,400. During 1995 and 1994, the Company sold two outlot parcels for total proceeds of $469,000 and $495,000, respectively, resulting in book gains of $189,000 and $220,000, respectively.

    TWIN OAKS CENTRE--On April 19, 1995, the Company entered into a settlement agreement with the Twin Oaks Centre Limited Partnership (the "Partnership"). The Partnership was in default on a mortgage

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

B. PROPERTY TRANSACTIONS (CONTINUED)
loan to the Company. Pursuant to the settlement, the Company took ownership of the underlying collateral which consisted of the Twin Oaks Centre, a 95,000 square foot neighborhood shopping center in Silvis, Illinois and tax increment financing bonds payable from incremental sales and real estate taxes generated by the shopping center and adjacent properties. All litigation against the Company was dismissed as part of the settlement. Twin Oaks Centre's net operating income (excluding interest on related debt) was $489,000 and $234,000 for the twelve months ended December 31, 1996 and 1995, respectively. See Note D to the Company's consolidated financial statements for further discussion of the Twin Oaks property transaction.

    VILLAGE SQUARE--On December 15, 1994, the Company completed the sale of Village Square in Inver Grove Heights, Minnesota. The gross sales price was $810,000 resulting in a book loss of approximately $790,000.

    FITCHBURG RIDGE SHOPPING CENTER--On August 31, 1994, the Company completed the acquisition of Fitchburg Ridge Shopping Center in Fitchburg, Wisconsin for $2,071,000, including acquisition costs. The acquisition was accounted for using the purchase method of accounting. Fitchburg Ridge Shopping Center's net operating income (excluding interest on related debt) which is included in the accompanying Consolidated Statements of Operations was $81,000, $234,000 and $219,000 for the twelve months ended December 31, 1994, 1995 and 1996, respectively.

    INVESTMENT IN VALLEY PARK CENTRE--On April 29, 1994, the Company recognized a gain of $1,260,000 on the loan to Valley Park Centre.

    SOUTHPORT CENTRE--On January 13, 1994, the Company completed the acquisition of Southport Centre in Apple Valley, Minnesota. The purchase price, including acquisition costs, was $12,985,000 with $12,835,000 paid in cash and $150,000 paid through the issuance of 15,585 shares of the Company's common stock. The acquisition was effective January 1, 1994 using the purchase method of accounting. Southport Centre's net operating income (excluding interest on related debt) was $1,266,000, $1,258,000 and $1,244,000, respectively, for the twelve months ended December 31, 1994, 1995 and 1996, respectively.

C. NOTES RECEIVABLE

    Notes receivable at December 31, 1996 consists of two separate notes from parties formerly related to the Company. The notes carry interest rates of 9.50% and 12%, mature in varying amounts through 2004 and are collateralized by specific tangible assets and personal guarantees.

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

    The Company considered the Partnership loan impaired and therefore recorded charges of $3,150,000 in the second quarter of 1994 to reduce the recorded balance of the loan to the estimated value of the

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

D. TWIN OAKS CENTRE (CONTINUED)
underlying collateral. Provisions were based on management's estimate of value of the collateral considering the current and anticipated future operating conditions. Walgreens, a major anchor tenant of the Twin Oaks Centre, vacated in the second quarter of 1994. Although Walgreens continued to pay rent, management reviewed the adverse effect of the Walgreens exit on property lease-up and cash flows from the related tax increment financing bonds and provided the loss reserves discussed above.

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

    The TOC is a 95,000 square foot neighborhood shopping center in Silvis, Illinois. At April 19, 1995 the TOC was 86% leased and 73% occupied, and at December 31, 1996 the TOC was 92% leased and 74% occupied. Walgreens vacated in the second quarter of 1994 but continues to pay annual rent of $119,000.

    In conjunction with the Settlement, the Company transferred from "Interest in Twin Oaks Centre" on the Consolidated Balance Sheet, the estimated value of the TOC ($4,136,000) to "Property", the estimated value of the TIF Bonds ($2,000,000) to "Other Assets", and the balance of a first mortgage (the "TOC Loan"), which was assumed by the Company, to "Mortgages and Notes Payable". The TOC Loan had a balance of $3,033,000 on April 19, 1995. Since the settlement date, the Company has received approximately $782,000 from the City of Silvis, Illinois related to the TIF Bonds; approximately $313,000 of this payment was recorded by the Company as principal reduction.

E. INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP

    The Company has a 50% general partnership interest in Mid-America Bethal, a Nebraska limited partnership. The Company is the managing general partner of Mid-America Bethal and a European investor is the limited partner. Mid-America Bethal owns and operates two neighborhood shopping centers and one enclosed mall.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

E. INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP (CONTINUED) Summarized financial information on Mid-America Bethal is as follows:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
BALANCE SHEETS
  Assets:
    Cash and cash equivalents...............................................................  $     751  $     817
    Property, net of accumulated depreciation of $7,370,000 and $6,278,000..................     29,097     29,940
    Other assets............................................................................        572        454
                                                                                              ---------  ---------
                                                                                              $  30,420  $  31,211
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Liabilities and Partners' Capital:
    Accrued liabilities.....................................................................  $      18  $      18
    Partners' capital.......................................................................     30,402     31,193
                                                                                              ---------  ---------
                                                                                              $  30,420  $  31,211
                                                                                              ---------  ---------
                                                                                              ---------  ---------


                                                                                              YEAR ENDED DECEMBER
                                                                                                      31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                                                                             1994
                                                                                                             --
STATEMENTS OF OPERATIONS
  Total Revenues.....................................................................  $   4,442  $   4,330  $   4,264
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Net Income.........................................................................  $   1,909  $   1,918  $   1,798
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
EQUITY IN EARNINGS OF MID-AMERICA BETHAL RECORDED BY THE COMPANY.....................  $     955  $     959  $     899
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    Mid-America Centers Corp. has agreements with Mid-America Bethal for the management and leasing of properties owned by Mid-America Bethal. For the years ended December 31, 1996, 1995 and 1994, Mid-America Bethal paid property management fees of $171,000, $172,000, and $172,000, respectively, and incurred and capitalized leasing commissions of $32,000, $28,000, and $39,000, respectively. In addition, the Company administers the day-to-day activities of Mid-America Bethal. For these services during each of the three years ended December 31, 1996, the Company received administrative fees from Mid-America Bethal of $20,000.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

F. MORTGAGES AND NOTES PAYABLE

    Mortgages and notes payable are comprised of the following:

                                                                                                     DECEMBER 31,
                                                 MAXIMUM    INTEREST     ANNUAL      MATURITY    --------------------
                                                AVAILABLE     RATE       PAYMENT       DATE        1996       1995
                                               -----------  ---------  -----------  -----------  ---------  ---------
Fixed-Rate Mortgage Debt:
  Mortgages and Notes Payable:
    Bishop Heights...........................                   9.00%   $      98     Nov. 1996  $      --  $     679
    Miracle Hills Park.......................                   9.00%   $     352     Aug. 1997      3,302      3,355
    Lakewood Mall............................                   8.50%   $     768     Aug. 1998      7,204      7,446
    Meadows S.C..............................                   9.88%   $     346     Nov. 1998      3,002      3,048
    Twin Oaks Centre.........................                   8.50%   $      84     Apr. 1999        699        718
    Twin Oaks Centre (See Note D)............                   8.50%   $     342     Apr. 1999      2,915      2,974
    Eastville Plaza..........................                   9.25%   $     292     Feb. 2001      2,925      2,945
    Rivergate S.C............................                  10.00%   $     336     Jan. 2002      3,093      3,119
    Shenandoah Plaza.........................                  10.00%   $     456     Jan. 2002      4,156      4,191
    Edgewood S.C.............................                   9.08%   $     590     Feb. 2002      6,500      6,500
    Southport Centre.........................                   9.20%   $     736     Apr. 2002      8,000      8,000
    Moorland Square..........................                   9.00%   $     384     Nov. 2002      3,600      3,656
    Kimberly West............................                   8.00%   $     403     Dec. 2002      4,092      4,165
                                                                                                 ---------  ---------
  Total Fixed-Rate Mortgage Debt.............                                                       49,488     50,796
Adjustable-Rate Debt:
  Revolving Credit Agreements:
    Working Line of Credit...................   $   5,000       7.54%                 July 1997        545        663
    Lines of Credit for Acquisitions.........   $  10,000       8.04%                 July 1997      4,756      8,574
                                                $  15,000       7.78%                 July 1997      9,559      5,559
                                                                                                 ---------  ---------
Total Adjustable Rate Debt...................                                                       14,860     14,796
                                                                                                 ---------  ---------
Total Mortgages and Notes Payable............                                                    $  64,348  $  65,592
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    During 1996, the Company completed the extension of the two Twin Oaks Centre mortgage loans with the existing lender. These loans total $3,673,000 and have been extended for three years to April 1999, with an interest rate of 8.50%. In addition, the Company renegotiated the terms of its $15,000,000 acquisition line of credit. This line was converted from $15 million of committed funds to $10 million of committed funds with an additional $5 million standby, which can be accessed with bank approval and has been extended to July 1997 at an interest rate of LIBOR plus 250 basis points, with a non-use fee of 25 basis points on the committed amount. This interest rate can be reduced by 25 basis points if $100,000 of non-interest bearing deposits are kept with the lending institution. At December 31, 1996, the Company had $100,000 of deposits with the lending institution and the interest rate was LIBOR plus 225.

    In November 1996, the Company repaid the maturing fixed rate mortgage loan secured by the Bishop Heights Shopping Center primarily from proceeds of the $15,000,000 acquisition line. The Bishop Heights mortgage loan bore interest of 9% and had a balance of approximately $655,000 prior to being repaid.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

F. MORTGAGES AND NOTES PAYABLE (CONTINUED)
    Principal maturities of total mortgages and notes payable, after giving effect to the commitments described above, for the next five years are as follows: 1997--$18,678,000; 1998--$10,325,000; 1999-- $3,737,000;
2000--$417,000; 2001--$3,285,000; and thereafter--$27,906,000.

    Substantially all of the Company's properties serve as collateral on one or more of the above-mentioned obligations. The Company was in compliance with all debt covenants at December 31, 1996 which require, among other covenants, that the Company's total debt will not exceed 50% of total assets.

G. COMMITMENTS AND CONTINGENCIES

    YIELD MAINTENANCE AGREEMENT--In June 1992, the Company entered into a Yield Maintenance Agreement, as amended (the "YMA") with parties formerly related to the Company. Under the YMA, the formerly related parties guarantee a 10% return from June 1, 1992 to December 31, 1996, calculated on a quarterly basis, to the Company based upon the amount of the Company's Investment Base for five specific properties purchased from the formerly related parties. If the net operating income of the properties after debt service on a quarterly basis does not exceed the required 10% return, the difference (defined as the "Arrearage" in the YMA) is owed to the Company by the formerly related parties. The formerly related parties have the option of paying the Arrearage in cash every quarter or having it added to the Investment Base.

    Under the YMA, the market value of these properties was determined as of December 31, 1996. The determined market value was based on a 10.25% capitalization rate applied to net operating income for the year ended December 31, 1996. The determined market value of the properties was less than the Company's adjusted acquisition cost, accordingly, the difference is owed to the Company, subject to certain limits. The obligations of the formerly related parties under the YMA are limited to $2,800,000 and are secured by promissory notes. The promissory notes are personally guaranteed by the formerly related parties and are collateralized by specific tangible collateral. Cumulative amounts applied under this agreement totaled $1,322,000 through December 31, 1996.

    Accumulated YMA arrearages exceeded the guaranteed limit of $2,800,000 as of December 31, 1996 and the remaining amounts owed under this agreement total $1,478,000 at December 31, 1996, and are due March 31, 1997. The Company will not reflect this amount in the consolidated financial statements until payment is received.

    LITIGATION--The Company is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

H. EMPLOYEE BENEFIT AND STOCK PLANS

    RETIREMENT SAVINGS PLAN--In 1994, the Company established a qualified savings 401(k) plan covering substantially all full-time employees. Participants may contribute up to 15% of their pre-tax base pay with a discretionary Company matching contribution. During 1996 and 1995, the Company contribution was

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

H. EMPLOYEE BENEFIT AND STOCK PLANS (CONTINUED) equal to 25% of the first 4% of participant contributions. Participants vest in Company contributions over five years. Contribution expense for the years ended December 31, 1996 and 1995 was $14,400 and $14,000, respectively.

    STOCK PLANS--Pursuant to the Amended Stock Option Plan which was approved by shareholders in 1992 and the 1995 Stock Plan approved by shareholders in 1995 (collectively, the "Plans"), the Compensation Committee of the Board of Directors is authorized to issue options to purchase shares of common stock at the then current market price of such shares and other stock awards to employees of the Company and Mid-America Centers Corp. Stock options become exercisable over discretionary periods not to exceed 10 years from the date of grant. At December 31, 1996, approximately 200,000 shares remained available for issuance under the Plans.

    Following is a summary of the option activity under the Plans:

                                                                       SHARES        OPTION PRICE PER
                                                                    UNDER OPTION           SHARE
                                                                    -------------  ---------------------
Outstanding January 1, 1992.......................................       --                 --
Granted...........................................................       108,000    $10.375 to $25.375
                                                                    -------------
Outstanding December 31, 1992.....................................       108,000    $10.375 to $25.375
Granted...........................................................       140,000          $10.75
Canceled..........................................................      (108,000 )  $10.375 to $25.375
                                                                    -------------
Outstanding December 31, 1993.....................................       140,000          $10.75
Forfeited.........................................................       (15,000 )        $10.75
                                                                    -------------
Outstanding at December 31, 1994..................................       125,000          $10.75
Granted...........................................................       100,000          $ 8.00
Forfeited.........................................................       (10,000 )        $10.75
                                                                    -------------
Outstanding at December 31, 1995 and 1996.........................       215,000     $8.00 to $10.75
                                                                    -------------
                                                                    -------------

    At December 31, 1996, 115,000 stock options were exercisable.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), effective for fiscal years beginning after December 15, 1995. The statement requires employers to adopt a fair value method of accounting for the recognition of employee stock based compensation expense or, as an alternative, supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations. The Company has elected the supplemental disclosure option and has determined, based on the use of the Black-Scholes option-pricing model and appropriate Company-specific assumptions, that expense recognition of employee stock based compensation would have had an immaterial impact on the Company's consolidated operating results or net income per share.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

I. DISCLOSURE OF FAIR VALUE

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

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

    NOTES RECEIVABLE:

    The carrying amounts of these items represent the Company's reasonable estimate of their fair value.

    MORTGAGES AND NOTES PAYABLE--FIXED RATE MORTGAGE DEBT:

    At December 31, 1996, the carrying amount was $49,488 compared to an estimated fair market value of approximately $49,422. Interest rates that are currently available to the Company for the issuance of mortgages with similar terms and remaining maturities were used to estimate fair value of these mortgages.

J. LEASING ACTIVITIES

    Spaces in the Company's properties are leased under operating leases with initial terms ranging from one to 40 years. Certain of the leases contain options to renew. Leases generally provide for minimum rents and percentage rents plus reimbursement of certain operating expenses. The majority of tenants pay reimbursements for their pro rata share of certain operating expenses.

    Rent income in excess of base rent from tenants with percentage rent provisions (based upon tenant sales levels for a specified period) for the years ended December 31, 1996, 1995 and 1994 was $471,000, $536,000, and $366,000,
respectively.

    Wal-Mart, Herberger's, Hy-Vee grocery stores, Kmart, Walgreens, Target and/or Shopko and J.C. Penney anchored a total of 17 of the Company's properties either as tenants or as occupants of buildings adjacent to the properties and lease in the aggregate approximately 39% of the total leasable space in the Company's properties.

    Additionally, Kmart, Hy-Vee grocery stores, Herberger's and/or Wal-Mart anchored all Mid-America Bethal properties as either lessees or as occupants of buildings adjacent to the properties and lease approximately 38% of the total leasable space in the Mid-America Bethal properties.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

J. LEASING ACTIVITIES (CONTINUED)
    The only tenant with rental commitments more than 10% of the gross leasable space of the properties owned by the Company at December 31, 1996 is Wal-Mart, whose five stores at properties owned by the Company account for approximately 15% of total gross leasable area. Wal-Mart also operates stores adjacent to three of the Company's properties and to one of Mid-America Bethal's properties.

    Future base rents under non-cancelable operating leases on properties owned solely by the Company at December 31, 1996 are as follows:

YEAR ENDING DECEMBER 31,                                  WAL-MART    OTHER TENANTS    TOTAL
-------------------------------------------------------  -----------  -------------  ----------
1997...................................................   $   1,232    $    14,467   $   15,699
1998...................................................       1,232         13,403       14,635
1999...................................................       1,232         12,558       13,790
2000...................................................       1,232         11,680       12,912
2001...................................................       1,232         10,557       11,789
Thereafter.............................................       5,689         75,254       80,943
                                                         -----------  -------------  ----------
                                                          $  11,849    $   137,919   $  149,768
                                                         -----------  -------------  ----------
                                                         -----------  -------------  ----------

    The Company had no tenant which in any of the three years ended December 31, 1996 provided 10% or more of the Company's rental income or total revenues.

K. QUARTERLY INFORMATION (UNAUDITED)

                                                     FIRST       SECOND      THIRD       FOURTH
                                                    QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                                   ----------  ----------  ----------  ----------  ----------
Year Ended December 31, 1996:
  Total revenues.................................  $    5,893  $    5,797  $    5,736  $    5,640  $   23,066
  Net income.....................................  $    1,166  $      950  $      769  $    1,004  $    3,889
  Net income per share...........................  $      .14  $      .11  $      .09  $      .13  $      .47
  Dividends declared per share...................  $      .22  $      .22  $      .22  $      .22  $      .88
  Weighted average number of shares
    outstanding..................................   8,280,842   8,281,407   8,281,978   8,282,548   8,281,696

Year Ended December 31, 1995:
  Total revenues.................................  $    5,593  $    5,488  $    5,517  $    5,735  $   22,333
  Net income.....................................  $      889  $      844  $      823  $      828  $    3,384
  Net income per share...........................  $      .11  $      .10  $      .10  $      .10  $      .41
  Dividends declared per share...................  $      .22  $      .22  $      .22  $      .22  $      .88
  Weighted average number of shares
    outstanding..................................   8,279,892   8,279,892   8,279,892   8,280,524   8,280,051

L. SUBSEQUENT EVENT

    On January 23, 1997, the Company declared a cash dividend of $.22 per common share payable on February 24, 1997 to stockholders of record on February 6, 1997.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                                               GROSS AMOUNT AT WHICH CARRIED AT
                                        INITIAL COST TO COMPANY   ADDITIONAL
                                                                     COSTS      REDUCTIONS             DECEMBER 31, 1996
                                        ------------------------  SUBSEQUENT   FROM RECEIPTS  -----------------------------------
                                                   BUILDINGS AND      TO       SUBSEQUENT TO             BUILDINGS AND
    DESCRIPTION         ENCUMBRANCES      LAND     IMPROVEMENTS   ACQUISITION   ACQUISITION     LAND     IMPROVEMENTS     TOTAL
--------------------  ----------------  ---------  -------------  -----------  -------------  ---------  -------------  ---------
Monument Mall,         Line of Credit
 Scottsbluff, NE            (2)         $     420    $   9,691     $   3,634     $  (1,612)   $     353    $  11,780    $  12,133

Delta Plaza,           Line of Credit
 Escanaba, MI               (2)               527        6,949         4,697          (311  )     1,096       10,766       11,862

Thunderbird Mall,      Line of Credit
 Virginia, MN               (2)               305        6,027         3,651       --               305        9,678        9,983

Eastville Plaza,
 Fremont, NE               $2,925             706        3,529           626          (403  )       633        3,825        4,458

Bishop Heights,        Line of Credit
 Lincoln, NE                (2)               710          723           156       --               710          879        1,589

Ile de Grand, Grand    Line of Credit
 Island, NE                 (2)               690        2,880           999       --               690        3,879        4,569

Edgewood-Phase I,     (
 Lincoln, NE          (                     1,396        1,993         1,470       --             1,396        3,463        4,859
                        (    $6,500
Edgewood-Phase II,    (
 Lincoln, NE          (                     1,387        4,327           746       --             1,387        5,073        6,460

The Meadows,
 Lincoln, NE               $3,002           1,179        3,121            19       --             1,179        3,140        4,319

Miracle Hills Park,
 Omaha, NE                 $3,302           2,250        4,972           503          (330  )     2,147        5,248        7,395

Macon County,          Line of Credit
 Lafayette, TN              (2)               228        3,021            77           (40  )       225        3,061        3,286

Town West Center,      Line of Credit
 Paragould, AR              (2)               366        4,263            48       --               366        4,311        4,677


                       ACCUMULATED                    DATE OF
                      DEPRECIATION    COMPLETION    ACQUISITION
                       AT DECEMBER     DATE FOR         OR
    DESCRIPTION         31, 1996     CONSTRUCTION   COMPLETION
--------------------  -------------  -------------  -----------
Monument Mall,
 Scottsbluff, NE        $  (3,395)       08/1986      12/30/86
Delta Plaza,
 Escanaba, MI              (2,844  )     09/1971      12/30/86
Thunderbird Mall,
 Virginia, MN              (2,388  )     09/1971      12/30/86
Eastville Plaza,
 Fremont, NE               (1,252  )     08/1986      12/30/86
Bishop Heights,
 Lincoln, NE                 (302  )     09/1971      12/30/86
Ile de Grand, Grand
 Island, NE                (1,182  )     07/1977      04/09/87
Edgewood-Phase I,
 Lincoln, NE               (1,178  )     09/1980      06/01/87

Edgewood-Phase II,
 Lincoln, NE                 (947  )     06/1991      06/26/91
The Meadows,
 Lincoln, NE                 (883  )     12/1987      06/01/88
Miracle Hills Park,
 Omaha, NE                 (1,577  )     03/1987      07/05/88
Macon County,
 Lafayette, TN               (836  )     12/1985      12/21/88
Town West Center,
 Paragould, AR             (1,097  )     04/1987      12/21/88

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
       SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                                REDUCTIONS    GROSS AMOUNT AT WHICH CARRIED AT
                                                                  ADDITIONAL       FROM
                                        INITIAL COST TO COMPANY      COSTS       RECEIPTS             DECEMBER 31, 1996
                                        ------------------------  SUBSEQUENT    SUBSEQUENT   -----------------------------------
                                                   BUILDINGS AND      TO            TO                  BUILDINGS AND
    DESCRIPTION         ENCUMBRANCES      LAND     IMPROVEMENTS   ACQUISITION  ACQUISITION     LAND     IMPROVEMENTS     TOTAL
--------------------  ----------------  ---------  -------------  -----------  ------------  ---------  -------------  ---------
Rivergate,
 Shelbyville, IN           $3,093             163        4,058           281           (25)        162        4,315        4,477

Germantown,            Line of Credit
 Jasper, IN                 (2)               488        8,766           476           (15 )       540        9,175        9,715

Shenandoah Plaza,
 Newnan, GA                $4,156             485        5,281           130       --              485        5,411        5,896

Cornhusker Plaza,
 South Sioux City,     Line of Credit
 NE                         (2)             1,185        3,169            59           (26 )     1,185        3,202        4,387

Lakewood Mall,
 Aberdeen, SD              $7,204             600       13,890         1,633          (953 )       850       14,320       15,170

Kimberly West,
 Davenport, IA             $4,092           1,700        4,653           216       --            1,790        4,779        6,569

Moorland Square, New
 Berlin, WI                $3,600           1,550        3,750         1,084           (45 )     1,725        4,614        6,339

Fairacres,             Line of Credit
 Oshkosh, WI                (2)             1,500        3,310           361       --            1,550        3,621        5,171

Southport Centre,
 Apple Valley, MN          $8,000           3,675        8,946           305       --            3,675        9,251       12,926

Fitchburg Ridge,
 Fitchburg, WI              None              500        1,545            42       --              500        1,587        2,087

Twin Oaks Centre
 Silvis, IL                $3,614           1,075        3,062            47          (247 )     1,019        2,918        3,937
                                        ---------  -------------  -----------  ------------  ---------  -------------  ---------

                                        $  23,085  $   111,926    $   21,260   $    (4,007 ) $  23,968  $   128,296    $ 152,264
                                        ---------  -------------  -----------  ------------  ---------  -------------  ---------
                                        ---------  -------------  -----------  ------------  ---------  -------------  ---------


                       ACCUMULATED                    DATE OF
                      DEPRECIATION    COMPLETION    ACQUISITION
                       AT DECEMBER     DATE FOR         OR
    DESCRIPTION         31, 1996     CONSTRUCTION   COMPLETION
--------------------  -------------  -------------  -----------
Rivergate,
 Shelbyville, IN           (1,076)       03/1986      12/21/88
Germantown,
 Jasper, IN                (2,161  )     12/1985      12/21/88
Shenandoah Plaza,
 Newnan, GA                (1,401  )     02/1988      12/21/88
Cornhusker Plaza,
 South Sioux City,
 NE                          (582  )     02/1990      06/27/91
Lakewood Mall,
 Aberdeen, SD              (2,180  )     08/1990      08/28/92
Kimberly West,
 Davenport, IA               (657  )     01/1989      12/14/92
Moorland Square, New
 Berlin, WI                  (533  )     02/1990      11/23/92
Fairacres,
 Oshkosh, WI                 (559  )     05/1992      12/22/92
Southport Centre,
 Apple Valley, MN            (776  )     01/1992      01/01/94
Fitchburg Ridge,
 Fitchburg, WI                (92  )     12/1980      08/31/94
Twin Oaks Centre
 Silvis, IL                  (153  )     01/1992      04/19/95
                      -------------
                      $   (28,051  )
                      -------------
                      -------------

------------------------------

(1) The aggregate cost for federal income tax purposes for these properties is approximately $152,264,000.

(2) Revolving credit agreements totaled $14,860,000 at December 31, 1996.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
       SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                 BUILDINGS
                                                    LAND        AND TENANT    EQUIPMENT AND  CONSTRUCTION-
                                       LAND     IMPROVEMENTS   IMPROVEMENTS     FIXTURES      IN-PROGRESS     TOTAL
                                     ---------  -------------  -------------  -------------  -------------  ---------
REAL ESTATE

Balance, January 1, 1994...........  $  18,547    $  12,623      $  99,067      $     491      $     306    $ 131,034
  Additions at cost................      4,175          891         11,219             76            523       16,884
  Retirements......................       (268)        (171)        (1,425)            (8)        --           (1,872)
  Reclassification of outlots held
    for sale to land...............      1,015       --             --             --             --            1,015
  Transfer of assets when placed
    into service...................     --           --                495         --               (495)      --
                                     ---------  -------------  -------------  -------------  -------------  ---------
  Balance, December 31, 1994.......     23,469       13,343        109,356            559            334      147,061
  Additions at cost................      1,075           22          5,181         --                599        6,877
  Retirements......................       (250)      --             --             --             --             (250)
  Reductions for receipts under
    Yield Maintenance Agreement....        (92)      --               (935)        --             --           (1,027)
  Transfer of assets when placed
    into service...................     --           --             --             --               (646)        (646)
                                     ---------  -------------  -------------  -------------  -------------  ---------
Balance, December 31, 1995.........     24,202       13,365        113,602            559            287      152,015
  Additions at cost................     --              167            832         --              1,011        2,010
  Retirements......................       (232)        (148)          (801)            (4)        --           (1,185)
  Reductions for receipts under
    Yield Maintenance Agreement....         (2)      --                (18)        --             --              (20)
  Transfer of assets when placed
    into service...................     --           --              1,298         --             (1,298)      --
                                     ---------  -------------  -------------  -------------  -------------  ---------
Balance, December 31, 1996.........  $  23,968    $  13,384      $ 114,913      $     555      $  --        $ 152,820
                                     ---------  -------------  -------------  -------------  -------------  ---------
                                     ---------  -------------  -------------  -------------  -------------  ---------

ACCUMULATED DEPRECIATION

Balance, January 1, 1994...........  $  --        $   3,842      $  11,766      $     277      $  --        $  15,885
  Additions charged to costs and
    expenses.......................     --              894          3,327             73         --            4,294
  Retirements......................     --              (89)          (284)            (6)        --             (379)
                                     ---------  -------------  -------------  -------------  -------------  ---------
Balance, December 31, 1994.........     --            4,647         14,809            344         --           19,800
  Additions charged to costs and
    expenses.......................     --              884          3,506             60         --            4,450
                                     ---------  -------------  -------------  -------------  -------------  ---------
Balance, December 31, 1995.........     --            5,531         18,315            404         --           24,250
  Additions charged to costs and
    expenses.......................     --              883          3,605             53         --            4,541
  Retirements......................     --              (67)          (216)        --             --             (283)
                                     ---------  -------------  -------------  -------------  -------------  ---------
Balance, December 31, 1996.........  $  --        $   6,347      $  21,704      $     457      $  --        $  28,508
                                     ---------  -------------  -------------  -------------  -------------  ---------
                                     ---------  -------------  -------------  -------------  -------------  ---------

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

    The following Financial Statements of Mid-America Bethal Limited Partnership and the related Independent Auditors' Report are included in Item 14(d) of Mid-America Realty Investments, Inc.'s Form 10-K:

                                                                                            PAGE
                                                                                            -----
Independent Auditors' Report...........................................................          39
Balance Sheets at December 31, 1996 and 1995...........................................          40
Statements of Operations for the Years Ended
 December 31, 1996, 1995 and 1994......................................................          41
Statements of Partners' Capital for the Years Ended
 December 31, 1996, 1995 and 1994......................................................          42
Statements of Cash Flows for the Years Ended
 December 31, 1996, 1995 and 1994......................................................          43
Notes to Financial Statements..........................................................          44

    The following Financial Statement Schedule of Mid-America Bethal Limited Partnership is furnished pursuant to Rule 3-09:

Schedule III--Real Estate and Accumulated Amortization................          45

    All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Partners
Mid-America Bethal Limited Partnership
Omaha, Nebraska

    We have audited the accompanying balance sheets of Mid-America Bethal Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index on page 35. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Mid-America Bethal Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

January 24, 1997
Omaha, Nebraska

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                     ASSETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1995
                                                                                     -------------  -------------
Cash and cash equivalents..........................................................  $     750,587  $     817,304
Accounts receivable, net of allowance of $36,000 and $57,000.......................        365,048        236,810
Property:
  Land and land improvements.......................................................      6,497,545      6,497,545
  Buildings........................................................................     29,738,735     29,488,830
  Equipment and fixtures...........................................................        231,353        231,353
                                                                                     -------------  -------------
                                                                                        36,467,633     36,217,728
  Less: Accumulated depreciation...................................................     (7,370,141)    (6,278,088)
                                                                                     -------------  -------------
                                                                                        29,097,492     29,939,640
Intangible assets, less accumulated amortization of $250,000 and $211,000..........        206,848        213,088
Other assets.......................................................................       --                4,236
                                                                                     -------------  -------------
                                                                                     $  30,419,975  $  31,211,078
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                        LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities................................................................  $      17,499  $      18,000
Partners' capital..................................................................     30,402,476     31,193,078
                                                                                     -------------  -------------
                                                                                     $  30,419,975  $  31,211,078
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
REVENUES
  Rental income.........................................................  $  3,510,511  $  3,480,916  $  3,451,278
  Reimbursement income..................................................       833,159       739,796       757,982
  Other income..........................................................        98,630       109,233        54,363
                                                                          ------------  ------------  ------------
    Total Revenues......................................................     4,442,300     4,329,945     4,263,623

EXPENSES
  Real estate taxes.....................................................       365,061       319,972       337,674
  Management fees.......................................................       171,205       172,086       172,609
  Other property costs..................................................       834,522       708,426       767,845
  Administrative expenses...............................................        38,654        42,394        15,418
  Depreciation and amortization.........................................     1,123,460     1,168,567     1,172,243
                                                                          ------------  ------------  ------------
    Total Expenses......................................................     2,532,902     2,411,445     2,465,789
                                                                          ------------  ------------  ------------
NET INCOME..............................................................  $  1,909,398  $  1,918,500  $  1,797,834
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

                                                                                       ALBETH
                                                               MID-AMERICA REALTY   INVESTMENTS,
                                                               INVESTMENTS, INC.        L.P.            TOTAL
                                                               ------------------  ---------------  -------------
BALANCE, JANUARY 1, 1994.....................................    $   16,288,372     $  16,288,372   $  32,576,744
Allocation of net income.....................................           898,917           898,917       1,797,834
Distributions paid...........................................        (1,050,000)       (1,050,000)     (2,100,000)
                                                               ------------------  ---------------  -------------
BALANCE, DECEMBER 31, 1994...................................        16,137,289        16,137,289      32,274,578
Allocation of net income.....................................           959,250           959,250       1,918,500
Distributions paid...........................................        (1,500,000)       (1,500,000)     (3,000,000)
                                                               ------------------  ---------------  -------------
BALANCE, DECEMBER 31, 1995...................................        15,596,539        15,596,539      31,193,078
Allocation of net income.....................................           954,699           954,699       1,909,398
Distributions paid...........................................        (1,350,000)       (1,350,000)     (2,700,000)
                                                               ------------------  ---------------  -------------
BALANCE, DECEMBER 31, 1996...................................    $   15,201,238     $  15,201,238   $  30,402,476
                                                               ------------------  ---------------  -------------
                                                               ------------------  ---------------  -------------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1996           1995           1994
                                                                       -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income.........................................................  $   1,909,398  $   1,918,500  $   1,797,834
  Adjustments:
    Depreciation and amortization....................................      1,123,460      1,168,567      1,172,243
    (Decrease) Increase in related liabilities.......................           (501)       (15,599)            80
    (Increase) Decrease in related assets............................       (117,002)        57,255        112,429
                                                                       -------------  -------------  -------------
  Net Cash Flows From Operating Activities...........................      2,915,355      3,128,723      3,082,586

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property:
    Tenant improvements..............................................       (219,200)       (27,227)       (31,607)
    Other capital expenditures.......................................        (30,705)       (85,129)       (89,051)
  Cash paid for leasing fees.........................................        (32,167)       (28,579)       (37,808)
                                                                       -------------  -------------  -------------
  Net Cash Flows From Investing Activities...........................       (282,072)      (140,935)      (158,466)

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions made to partners.....................................     (2,700,000)    (3,000,000)    (2,100,000)
                                                                       -------------  -------------  -------------
  Net Cash Flows From Financing Activities...........................     (2,700,000)    (3,000,000)    (2,100,000)
                                                                       -------------  -------------  -------------
NET CHANGE IN CASH...................................................        (66,717)       (12,212)       824,120
CASH, BEGINNING OF YEAR..............................................        817,304        829,516          5,396
                                                                       -------------  -------------  -------------
CASH, END OF YEAR....................................................  $     750,587  $     817,304  $     829,516
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS--Mid-America Bethal Limited Partnership, a Nebraska limited partnership, was formed on June 1, 1989 between Mid-America Realty Investments, Inc. (Mid-America Realty) and Albeth Investments, L.P. (Albeth), pursuant to provisions of an Amended and Restated Partnership Agreement (the "Partnership Agreement"). Mid-America Realty holds a 50% interest and is the managing general partner and Albeth holds a 50% limited partner interest.

    CASH AND CASH EQUIVALENTS--Mid-America Bethal considers short-term investments with a maturity at acquisition of three months or less as cash equivalents.

    USE OF ESTIMATES--In preparing financial statements in conformity with Generally Accepted Accounting Principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PROPERTY--Property is stated at the lower of depreciated cost or the amount estimated to be recoverable through future cash flows from the property operations and dispositions. Assets are depreciated using the straight-line method over the following lives: land improvements--15 years; buildings--40 years; tenant improvements--shorter of the lease term or the estimated life of the improvement; and equipment and fixtures--5 to 7 years. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement was effective for fiscal years beginning after December 15, 1995. The adoption of the provisions of this statement did not have a material impact on Mid-America Bethal's financial condition or results of operations.

    INTANGIBLE ASSETS--Costs incurred in the organization of Mid-America Bethal are amortized using the straight-line method over a 60-month period. Fees paid for leasing commissions on new or renewed leases are amortized using the straight-line method over the initial term or extension of the lease.

    LEASES--All leases with tenants are classified as operating leases.

    REVENUE RECOGNITION--Minimum rents from tenants are recognized monthly based upon total fixed cash flow over the initial term of the lease, using the straight-line method. Percentage rents are based upon tenant sales levels for a specified period. Reimbursed expenses for real estate taxes, common area maintenance, utilities, janitorial and building maintenance are recognized in the period in which the expenses are incurred, based upon the provisions of the tenant's lease.

    INCOME TAXES--The financial statements do not include any provision for income taxes on Mid-America Bethal's earnings as such taxes are the responsibility of the individual partners.

B. RELATED PARTY TRANSACTIONS

    ADMINISTRATION OF MID-AMERICA BETHAL--Pursuant to the Partnership Agreement, Mid-America Realty provides administrative services and manages the day-to-day affairs of Mid-America Bethal as managing general partner. For these services during each of the years ended December 31, 1996, 1995, and 1994, Mid-America Bethal paid $20,000.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

B. RELATED PARTY TRANSACTIONS (CONTINUED)
    PROPERTY MANAGEMENT AND LEASING--Mid-America Bethal has entered into property management agreements with Mid-America Centers Corp. ("Mid-America Centers"), a wholly-owned subsidiary of Mid-America Realty. Under these agreements, Mid-America Centers is responsible for the day-to-day operations of all the properties, including leasing, rent collections and maintenance. For these services, Mid-America Bethal pays a management fee of 4% of gross revenues. Mid-America Centers also receives leasing commissions upon the obtaining of new tenant leases, the renegotiation of existing tenant leases and the renewal of existing tenant leases if the tenants did not have a renewal option in the original lease. For the years ended December 31, 1996, 1995 and 1994, $171,205, $172,086 and $172,609, respectively, was incurred for management fees and $32,167, $28,579 and $39,222, respectively, was incurred and capitalized as leasing fee commissions.

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

    Rent income in excess of base rent for tenants with percentage rent provisions (based upon tenants sales levels for a specified period) for the years ended December 31, 1996, 1995 and 1994 was $71,880, $48,901 and $122,619,
respectively.

    Future base rents under non-cancelable operating leases at December 31, 1996 are as follows:

                      YEAR ENDING DECEMBER 31,                            AMOUNT
---------------------------------------------------------------------  -------------
1996.................................................................  $   3,294,722
1997.................................................................      3,100,232
1998.................................................................      2,793,972
1999.................................................................      2,535,955
2000.................................................................      2,264,004
Thereafter...........................................................     22,147,592
                                                                       -------------
                                                                       $  36,136,477
                                                                       -------------
                                                                       -------------

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                         REDUCTIONS     GROSS AMOUNT AT WHICH CARRIED AT
                                                           ADDITIONAL   FROM MASTER
                                 INITIAL COST TO COMPANY      COSTS      LEASE AND             DECEMBER 31, 1996
                                -------------------------  SUBSEQUENT      INCOME     ------------------------------------
                      ENCUM-                BUILDINGS AND      TO        GUARANTEE               BUILDINGS AND
    DESCRIPTION       BRANCES      LAND     IMPROVEMENTS   ACQUISITION    PAYMENTS      LAND     IMPROVEMENTS    TOTAL(1)
-------------------  ---------  ----------  -------------  -----------  ------------  ---------  -------------  ----------
Imperial Mall,
 Hastings, NE          None     $  677,826   $11,851,303    $6,914,284   $   --       $ 834,020   $18,609,393   $19,443,413

Stockyards Plaza,
 Omaha, NE             None        944,111     6,602,742      497,672      (372,877)  1,041,577     6,630,071    7,671,648

Stockyards
 Theatres,
 Omaha, NE             None        251,645     1,849,242       --            --         251,645     1,849,242    2,100,887

Taylor Heights
 Shopping Center,
 Sheboygan, WI         None      1,029,223     5,697,723      293,385        --       1,034,231     5,986,100    7,020,331
                                ----------  -------------  -----------  ------------  ---------  -------------  ----------

                                $2,902,805   $26,001,010    $7,705,341   $ (372,877)  $3,161,473  $33,074,806   $36,236,279
                                ----------  -------------  -----------  ------------  ---------  -------------  ----------
                                ----------  -------------  -----------  ------------  ---------  -------------  ----------


                     ACCUMULATED                    DATE OF
                     DEPRECIATION   COMPLETION    ACQUISITION
                     AT DECEMBER     DATE FOR         OR
    DESCRIPTION        31, 1996    CONSTRUCTION   COMPLETION
-------------------  ------------  -------------  -----------
Imperial Mall,
 Hastings, NE         $(3,722,267)     09/1970      12/01/87
Stockyards Plaza,
 Omaha, NE            (1,700,419)      08/1988      06/01/89
Stockyards
 Theatres,
 Omaha, NE              (441,474)      06/1990      07/17/90
Taylor Heights
 Shopping Center,
 Sheboygan, WI        (1,276,298)      02/1989      07/30/90
                     ------------
                      $(7,140,458)
                     ------------
                     ------------

------------------------------

(1) The aggregate cost for federal income tax purposes for these properties is approximately $36,236,279.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
       SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                            BUILDINGS
                                                               AND
                                               LAND          TENANT       EQUIPMENT    CONSTRUCTION-
                                  LAND     IMPROVEMENTS   IMPROVEMENTS   AND FIXTURES   IN-PROGRESS     TOTAL
                                ---------  -------------  -------------  ------------  -------------  ----------
REAL ESTATE
Balance, January 1, 1994......  $3,161,473  $ 3,296,005    $29,295,883    $  231,353    $   --        $35,984,714
  Additions at cost...........     --            31,607         89,051        --            --           120,658
  Retirements.................     --           --             --             --            --            --
                                ---------  -------------  -------------  ------------  -------------  ----------
Balance, December 31, 1994....  3,161,473     3,327,612     29,384,934       231,353        --        36,105,372
  Additions at cost...........     --             8,460        103,896        --            --           112,356
  Retirements.................     --           --             --             --            --            --
                                ---------  -------------  -------------  ------------  -------------  ----------
Balance, December 31, 1995....  3,161,473     3,336,072     29,488,830       231,353        --        36,217,728
  Additions at cost...........     --           --             249,905        --            --           249,905
  Retirements.................     --           --             --             --            --            --
                                ---------  -------------  -------------  ------------  -------------  ----------
Balance, December 31, 1996....  $3,161,473  $ 3,336,072    $29,738,735    $  231,353    $   --        $36,467,633
                                ---------  -------------  -------------  ------------  -------------  ----------
                                ---------  -------------  -------------  ------------  -------------  ----------
ACCUMULATED DEPRECIATION
Balance, January 1, 1994......  $  --       $   922,555    $ 2,963,238    $  175,393    $   --        $4,061,186
  Additions charged to costs
    and expenses..............     --           221,949        874,382        30,194        --         1,126,525
  Retirements.................     --           --             --             --            --            --
                                ---------  -------------  -------------  ------------  -------------  ----------
Balance, December 31, 1994....     --         1,144,504      3,837,620       205,587        --         5,187,711
  Additions charged to costs
    and expenses..............     --           221,879        856,338        12,160        --         1,090,377
  Retirements.................     --           --             --             --            --            --
                                ---------  -------------  -------------  ------------  -------------  ----------
Balance, December 31, 1995....     --         1,366,383      4,693,958       217,747        --         6,278,088
  Additions charged to costs
    and expenses..............     --           222,128        857,987        11,938        --         1,092,053
  Retirements.................     --           --             --             --            --            --
                                ---------  -------------  -------------  ------------  -------------  ----------
Balance, December 31, 1996....  $  --       $ 1,588,511    $ 5,551,945    $  229,685    $   --        $7,370,141
                                ---------  -------------  -------------  ------------  -------------  ----------
                                ---------  -------------  -------------  ------------  -------------  ----------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.

     by:         /s/ JEROME L. HEINRICHS
   ------------------------------------------
      Jerome L. Heinrichs, Chairman and         March 3, 1997
           Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/ JEROME L. HEINRICHS
---------------------------------------------
      Jerome L. Heinrichs, Director and         March 3, 1997
           Chief Executive Officer

                  /s/ MICHAEL F. LAWLER
---------------------------------------------   March 3, 1997
         Michael F. Lawler, Director

                 /s/ DANIEL A. BURKHARDT
---------------------------------------------   March 3, 1997
        Daniel A. Burkhardt, Director

                   /s/ GARY R. HAWKINS
---------------------------------------------   March 3, 1997
          Gary R. Hawkins, Director

                   /s/ JOHN L. MAGINN
---------------------------------------------   March 3, 1997
           John L. Maginn, Director

                 /s/ DENNIS G. GETHMANN
---------------------------------------------
   Dennis G. Gethmann, President and Chief      March 3, 1997
  Operating Officer (Principal Financial and
             Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT                                                DESCRIPTION                                                PAGE
-----------  ---------------------------------------------------------------------------------------------------  ---------
        3.   Articles of Incorporation and By-Laws
                  3.1   Articles of Incorporation of the Company, as amended, incorporated by reference to
                         Exhibit 3.1 of the Company's Form 10-Q for the quarter ended March 31, 1994.
                  3.2   By-Laws of the Company, as amended, incorporated by reference to the Company's
                         Registration Statement on Form S-2 (Reg. No. 33-54878) filed on November 24, 1992.
       10.                                                                                 Material Contracts
                  10.1  Purchase and Sale Agreement dated June 1, 1992 by and between the Company, Lakewood
                         Associates Limited Partnership, Twin Oaks Centre Limited Partnership, Kimberly West
                         Shopping Center Limited Partnership, Donald F. Day, Christopher R. Held, Terry L.
                         Clauff and James M. Thorburn incorporated by reference to Exhibit 10.1 on the Company's
                         Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
                  10.2  Yield Maintenance Agreement dated June 1, 1992 by and between the Company, Lakewood
                         Associates Limited Partnership, Twin Oaks Centre Limited Partnership, Kimberly West
                         Shopping Center Limited Partnership, Donald F. Day, Christopher R. Held, Terry L.
                         Clauff and James M. Thorburn incorporated by reference to Exhibit 10.2 on the Company's
                         Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
                  10.3  Letter dated August 28, 1992 amending the Yield Maintenance Agreement dated June 1, 1992 by and between the Company and Lakewood Associates Limited Partnership, Kimberly West
                         Shopping Center Limited Partnership, Donald F. Day, Christopher R. Held, Terry L.
                         Clauff and James M. Thorburn incorporated by reference to Exhibit 10.3 on the Company's
                         Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
                  10.4  First Amendment to the Yield Maintenance Agreement dated April 19, 1995 incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the
                         quarter ended March 31, 1995.
                  10.5  Settlement Agreement dated April 19, 1995 among inter alia Twin Oaks Centre Limited
                         Partnership and Mid-America Realty Investments, Inc. incorporated by reference to
                         Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March
                         31, 1995.
                  10.6  Company Stock Option Plan (as amended and restated June 1994), incorporated by reference to Exhibit 10.10 on the Company's Annual Report on Form 10-K for the year ended
                         December 31, 1994.
                  10.7  Company 1995 Stock Plan, incorporated by reference to Exhibit 10.3 of the Company's
                         Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
                  10.8  Employment Agreement dated April 13, 1992 by and between Jerome L. Heinrichs and the
                         Company incorporated by reference to Exhibit 10.23 of the Company's Quarterly Report on
                         Form 10-Q for the quarter ended September 30, 1992.
                  10.9  Employment Agreement dated January 20, 1994 by and between Dennis G. Gethmann and the
                         Company filed as Exhibit 10.12 to the 1993 Form 10-K and incorporated by reference herein.

  EXHIBIT                                                DESCRIPTION                                                PAGE
-----------  ---------------------------------------------------------------------------------------------------  ---------
                 10.10  Company's Executive Death Benefit Plan incorporated by reference to Exhibit 10.1 of the
                         Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
                 10.11  Company's Executive Deferred Compensation Plan incorporated by reference Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
       21.   Subsidiaries of the registrant..................................................................            51
        23.  Consent of Experts and Counsel.
                  23.1  Consent of Deloitte & Touche LLP........................................................         52
        27.  Financial Data Schedule............................................................................         53

    Pursuant to Item 601(b) (4) of Regulation S-K, certain instruments with respect to the Company's long-term debt obligations are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

    Management contracts and compensatory plans are set forth as Exhibits 10.6 through 10.11.