Form 10-Q
period 1997-03-31
MID AMERICA REALTY INVESTMENTS INC
filed 1997-05-02
CIK 805057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended      March 31, 1997
                                   --------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                   -------------------   -------------------

                        COMMISSION FILE NUMBER     1-9663
                                              --------------

                      Mid-America Realty Investments, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Maryland                                47-0700007
--------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)


11506 Nicholas Street, Suite 100, Omaha, NE               68154
--------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)


(Registrant's telephone number, including area code)         (402) 496-3300
                                                          --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                       ---

At April 30, 1997, the registrant had 8,283,759 shares of common stock outstanding.

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY



                                    FORM 10-Q


                                      INDEX

                                                                      Page
                                                                      ----
Part I.   Financial Information

          Item 1.   Financial Statements (Unaudited)


                         Consolidated Balance Sheets
                          at March 31, 1997 and December 31, 1996.       3


                         Consolidated Statements of Operations
                          for the Three Months Ended March 31,
                          1997 and 1996.                                 4

                         Consolidated Statements of Cash Flows
                          for the Three Months Ended March 31,
                          1997 and 1996.                                 5

                         Notes to Consolidated Financial Statements.     6

          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.                                         9


Part II.  Other Information                                             13

Signature Page                                                          14

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         (COLUMNAR DOLLARS IN THOUSANDS)

              ASSETS                           March 31, 1997  December 31, 1996
                                               --------------  -----------------
Cash                                             $     ----       $     ----
Accounts receivable, net of allowance
  of $196,000 and $195,000                            1,822            1,571
Notes receivable, net of allowance of
  $70,000                                               513              498
Property:
  Land and land improvements                         37,136           37,352
  Buildings                                         114,870          114,913
  Equipment and fixtures                                555              555
  Construction-in-progress                             ----             ----
                                                 ----------       ----------
                                                    152,561          152,820
  Less:  Accumulated depreciation                   (29,639)         (28,508)
                                                 ----------       ----------
                                                    122,922          124,312

Investment in Mid-America Bethal
  Limited Partnership                                15,106           15,201
Intangible assets, less accumulated
  amortization of $3,525,000 and $3,422,000           1,545            1,623
Other assets                                          2,518            2,635
                                                 ----------       ----------

                                                 $  144,426       $  145,840
                                                 ----------       ----------
                                                 ----------       ----------

LIABILITIES AND SHAREHOLDERS' EQUITY


Mortgages and notes payable                      $   63,799       $   64,348
Accrued liabilities                                   1,662            1,957
                                                 ----------       ----------
         Total Liabilities                           65,461           66,305

Commitments and Contingencies


Shareholders' Equity:
  Common stock, $.01 par value; authorized
         25,000,000 shares; issued and
         outstanding 8,283,759 and 8,283,255
         shares                                          83               83
  Capital in excess of par value                    119,710          119,700
  Distributions in excess of net income             (40,828)         (40,248)
                                                 ----------       ----------
         Total Shareholders' Equity                  78,965           79,535
                                                 ----------       ----------

                                                 $  144,426       $  145,840
                                                 ----------       ----------
                                                 ----------       ----------

                 See Notes to Consolidated Financial Statements

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (COLUMNAR DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                           Three Months Ended March 31,
                                           ----------------------------
                                                1997           1996
                                             ----------     ----------
REVENUES:
  Rental income                              $    4,318     $    4,294
  Reimbursement income                            1,239          1,305
  Property management income                         40             44
  Other income                                      192            250
                                             ----------     ----------
  Total Revenues                                  5,789          5,893

EXPENSES:
  Real estate taxes                                 776            756
  Other property costs                              878            828
  Interest expense                                1,411          1,455
  Administrative expenses                           350            403
  Property management expenses                      271            255
  Depreciation and amortization                   1,245          1,281
                                             ----------     ----------
  Total Expenses                                  4,931          4,978
                                             ----------     ----------

Income Before Equity in
  Earnings of Mid-America Bethal
  Limited Partnership                               858            915


Equity in Earnings of Mid-America Bethal
   Limited Partnership                              255            251
                                             ----------     ----------

NET INCOME FROM OPERATIONS                        1,113          1,166

Gain on Sale of Real Estate                         130           ----
                                             ----------     ----------

NET INCOME                                   $    1,243     $    1,166
                                             ----------     ----------
                                             ----------     ----------


Weighted Average Shares
  Outstanding During Period                   8,283,255      8,280,842
                                             ----------     ----------
                                             ----------     ----------

NET INCOME PER SHARE                         $      .15     $      .14
                                             ----------     ----------
                                             ----------     ----------


                 See Notes to Consolidated Financial Statements

               MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (COLUMNAR DOLLARS IN THOUSANDS)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                             1997       1996
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $  1,243   $  1,166
  Adjustments:
       Depreciation and amortization                          1,245      1,281
       Gain on Sale of Real Estate                             (130)      ----
       Investment in Mid-America Bethal
         Limited Partnership:
        Equity in earnings                                     (255)      (251)
        Distributions received                                  350        350
       Decrease in related liabilities                         (287)      (274)
       Increase in related assets                              (166)      (467)
                                                           --------   --------
Net Cash Flows From Operating Activities                      2,000      1,805

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                             344       ----
  Additions to property:
       Expansion projects and other capital expenditures         (2)      (199)
       Tenant improvements                                      (43)       (41)
  Payments from Yield Maintenance Agreement                      96         19
  Cash paid for leasing fees                                    (25)       (12)
  Cash paid for loan fees and other assets                     ----          7
                                                           --------   --------
  Net Cash Flows From Investing Activities                      370       (226)


CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) proceeds on short-term debt, net                  (412)       386
  Scheduled principal payments on mortgages                    (136)      (143)
  Dividends paid                                             (1,822)    (1,822)
                                                           --------   --------
  Net Cash Flows From Financing Activities                   (2,370)    (1,579)
                                                           --------   --------

NET CHANGE IN CASH                                             ----       ----

CASH, BEGINNING OF PERIOD                                      ----       ----
                                                           --------   --------

CASH, END OF PERIOD                                        $   ----   $   ----
                                                           --------   --------
                                                           --------   --------

                 See Notes to Consolidated Financial Statements

                      MID-AMERICA REALTY INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1997


                                   (UNAUDITED)
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

A.   BASIS OF CONSOLIDATION AND PRESENTATION:

     The unaudited consolidated financial statements are prepared on an accrual basis and include the accounts of Mid-America Realty Investments, Inc. (the "Company") and its wholly-owned subsidiary, Mid-America Centers Corp. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

     The information furnished herein reflects all adjustments, which consist of normal recurring accruals, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

     All material intercompany transactions and profits have been eliminated in consolidation.

     Net income per share was determined by dividing net income for the periods presented by the weighted average number of shares of common stock outstanding for the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's EPS calculation.


B.   INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP:

     Mid-America Bethal Limited Partnership ("Mid-America Bethal") was formed on June 1, 1989 by the Company and a European investor. The Company has a 50% interest in Mid-America Bethal and is the managing general partner. The European investor has a 50% interest and is the limited partner.

     Summarized financial information on Mid-America Bethal is as follows:

                                               March 31, 1997  December 31, 1996
                                               --------------  -----------------
     BALANCE SHEETS:
        Assets:
           Cash                                   $    844          $    751
           Property, net of depreciation of
             $7,646,000 and $7,370,000              28,833            29,097
           Other Assets                                568               572
                                                  --------          --------
                                                  $ 30,245          $ 30,420
                                                  --------          --------
                                                  --------          --------

        Liabilities and Partners' Capital:
           Accounts payable and other
             liabilities                          $     32          $     18
           Partners' capital                        30,213            30,402
                                                  --------          --------
                                                  $ 30,245          $ 30,420
                                                  --------          --------
                                                  --------          --------

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1997             1996
                                                    ----             ----

     STATEMENTS OF OPERATIONS:
        Total Revenues                            $  1,127          $  1,107
                                                  --------          --------
                                                  --------          --------
        Net Income                                $    510          $    503
                                                  --------          --------
                                                  --------          --------
     EQUITY IN EARNINGS OF MID-AMERICA
        BETHAL RECORDED BY THE COMPANY            $    255          $    251
                                                  --------          --------
                                                  --------          --------

C.   MORTGAGES AND NOTES PAYABLE:

     Mortgages and notes payable are comprised of the following:

                                                                     March 31, 1997      December 31, 1996
                                                                     --------------      -----------------
     Mortgages Payable                                                  $ 49,351            $ 49,488
     Working Capital Line of Credit
      ($5,000,000 available at London
      International Bank
      Offering Rate (LIBOR) plus 2% due July 1997)                           477                 545
     Acquisitions Line of Credit
      ($10,000,000 available at LIBOR plus 2-1/2%
      due July 1997)                                                       4,412               4,756
     Acquisitions Line of Credit
      ($15,000,000 available at Prime plus 1/2%
      due July 1997)                                                       9,559               9,559
                                                                        --------            --------

                                                                        $ 63,799            $ 64,348
                                                                        --------            --------
                                                                        --------            --------



D.   COMMITMENTS AND CONTINGENCIES:

     In June 1992, the Company entered into a Yield Maintenance Agreement (as amended, the "YMA") with parties formerly related to the Company. Under the YMA, the formerly related parties guarantee a 10% return from June 1, 1992 to December 31, 1996, calculated on a quarterly basis, to the Company based upon the amount of the Company's Investment Base for five specific properties purchased from the formerly related parties.

     Under the YMA, the market value of these properties was determined as of December 31, 1996. The determined market value was based on a 10.25% capitalization rate applied to net operating income for the year ended December 31, 1996. The determined market value of the properties was less than the Company's adjusted acquisition cost, accordingly, the difference was owed to the Company, subject to certain limits. The obligations of the formerly related parties under the YMA was limited to $2,800,000. Cumulative amounts received under this agreement totaled $1,418,000 through March 31, 1997.

     Subsequent to March 31, 1997, the Company received the final settlement of approximately $1,421,000 due under the YMA. The proceeds, which prior to receipt were not reflected in the consolidated financial statements of the Company, were used to reduce bank line debt. In addition, these amounts are not considered net income and will be applied against the carrying value of the properties purchased from the formerly related parties.

E.   PROPERTY TRANSACTIONS:

     During the three months ended March 31, 1997, the Company sold two outlot parcels for total proceeds of approximately $344,000 resulting in a book gain of approximately $130,000.

F.   SUBSEQUENT EVENT:

     On April 23, 1997, the Company declared a cash dividend of $.22 per common share payable on May 21, 1997 to shareholders of record on May 7, 1997.

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

At March 31, 1997, the Company had invested approximately 96% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

The Company had a debt-to-equity ratio of .81 to 1 at March 31, 1997 and December 31, 1996, based upon the ratio of mortgages and notes payable to total shareholders' equity. The Company's ratio of debt to total market capitalization was 44% at March 31, 1997 and 45% at December 31, 1996.

INVESTING ACTIVITIES:

During the three months ended March 31, 1997, net cash flows from investing activities were $370,000. Net cash provided from the sale of real estate totaled $344,000 for the three months ended March 31, 1997. In addition, the Company received $96,000 in proceeds related to the Company's Yield Maintenance Agreement with the former related parties. Also during these three months, the Company paid cash of approximately $70,000 related to lease fees and capital improvements.

FINANCING ACTIVITIES:

During the three months ended March 31, 1997, net cash flows used in financing activities were $2,370,000 which consisted of dividends paid of $1,822,000 and reductions of debt of $548,000.

RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 1997 was $1,243,000 or $.15 per share compared to $1,166,000 or $.14 per share for the three months ended March 31, 1996, a dollar increase of $77,000 or 7%.

The increase in net income for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 was primarily due to the following: the gain on sale of real estate of $130,000 and a decrease in total expenses of $47,000, offset by a decrease in total revenue of $104,000.

RENTAL INCOME:

Rental income for the three months ended March 31, 1997 was $4,318,000 compared to $4,294,000 for the three months ended March 31, 1996, an increase of $24,000. The increase was due to the impact of 1996 expansion activity and effect of new leases and rent increases. Offsetting this increase was a decrease in the percentage rent adjustment for the three months ended March 31, 1997 compared to the same period in 1996.

REIMBURSEMENT INCOME:

Reimbursement income for the three months ended March 31, 1997 was $1,239,000 compared to $1,305,000 for the three months ended March 31, 1996, a decrease of $66,000 or 5%. This change was attributable to a decrease in the year end calculation adjustment of tenants' prorata share of taxes, insurance and common area maintenance costs.

PROPERTY MANAGEMENT INCOME:


Property management income, which primarily consists of lease and property management fees from properties managed for Mid-America Bethal, was $40,000 for the three months ended March 31, 1997 compared to $44,000 for the three months ended March 31, 1996, a decrease of $4,000 or 9%. The decrease was attributable to fewer new leases at properties owned by Mid-America Bethal during the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

OTHER INCOME:

Other income for the three months ended March 31, 1997 was $192,000 compared to $250,000 for the three months ended March 31, 1996, a decrease of $58,000 or 24%. The decrease was primarily attributable to a prior year payment from the Company's investment in the Valley Park Centre received in the three months ended March 31, 1996.

OTHER PROPERTY COSTS:

Other property costs for the three months ended March, 31, 1997 were $878,000 compared to $828,000 for the three months ended March 31, 1996, an increase of $50,000 or 6%. The increase was primarily attributable to an increase of approximately $35,000 in legal and professional fees related to litigation arising in the normal course of business.

INTEREST EXPENSE:

Interest expense for the three months ended March 31, 1997 was $1,411,000 compared to $1,455,000 for the three months ended March 31, 1996, a decrease of $44,000 or 3%. The Company's average total debt was $64,100,000 during the three months ended March 31, 1997 compared to $65,700,000 during the three months ended March 31, 1996. The Company's weighted average cost of funds was 8.8% during the first three months of 1997 compared to 8.9% during the same period of 1996.

ADMINISTRATIVE EXPENSES:

Administrative expenses for the three months ended March 31, 1997 were $350,000 compared to $403,000 for the three months ended March 31, 1996, a decrease of $53,000 or 13%. The decrease related primarily to certain one time charges of approximately $10,000 in the three months ended 1996, coupled with timing of certain general and administrative expenses.

PROPERTY MANAGEMENT EXPENSES:

Property management expenses for the three months ended March 31, 1997 were $271,000 compared to $255,000 for the three months ended March 31, 1996, an increase of $16,000 or 6%. The increase was primarily attributable to an increase in leasing and marketing activities.

FUNDS FROM OPERATIONS:

Management considers Funds from Operations to be the most appropriate measure of the performance of an equity real estate investment trust ("REIT"). The Company defines Funds From Operations as net income before gains/losses from property sales adjusted for non-cash items in the statement of operations, such as depreciation and amortization. Funds from Operations is a supplemental measure of performance that does not replace net income (loss) as a measure of performance or net cash provided by operating activities as a measure of liquidity.

Funds From Operations were $2,453,000 or $.30 per share for the three months ended March 31, 1997 compared to $2,442,000 or $.29 per share for the three months ended March 31, 1996, an increase of $11,000 or less than 1%.

Funds From Operations is computed as follows:

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                      1997            1996
                                                     --------------------
                                            (In Thousands Except Per Share Data)

Net Income                                          $  1,243       $  1,166
Depreciation and Amortization (1)                      1,199          1,225
Gain on Sale of Real Estate (2)                         (130)          ----
Proceeds from Investment in Valley Park Centre          ----            (90)
Investment in Mid-America Bethal:
     Equity in Earnings                                 (255)          (251)
     Equity in Funds From Operations (3)                 396            392
                                                    --------       --------

Funds From Operations                               $  2,453       $  2,442
                                                    --------       --------
                                                    --------       --------

Funds From Operations Per Share                      $   .30        $   .29
                                                    --------       --------
                                                    --------       --------

----------------------
(1) Depreciation and Amortization for the three months ended March 31, 1997 and 1996, respectively, consisted of real property depreciation of $1,118,000 and $1,136,000, lease fee amortization of $56,000 and $64,000, and intangible amortization of $25,000 and $25,000.

(2) Gain on Sale of Real Estate consists of a $130,000 gain on the sale of two outlot parcels.

(3) Equity in Funds From Operations of Mid-America Bethal for the three months ended March 31, 1997 and 1996, respectively, included real property depreciation of $273,000 and $272,000, and lease fee amortization of $8,900 and $8,800.


The Funds From Operations reported above reflect recommendations contained in the Funds From Operations White Paper (the "FFO White Paper") adopted by the National Association of Real Estate Investment Trusts to standardize financial reporting by real estate investment trusts. The Company adopted the recommendations prescribed in the FFO White Paper for reporting periods beginning after January 1, 1996.

TENANT AND LEASING INFORMATION:

The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal Limited Partnership:

                                                                          (SQUARE FOOTAGE IN THOUSANDS)

                                                GROSS LEASEABLE AREA            LEASED SPACE (1)                  LEASED %
                                            ----------------------------  ---------------------------  ---------------------------
                                            3/31/97  12/31/96    3/31/96   3/31/97  12/31/96  3/31/96   3/31/97  12/31/96  3/31/96
                                            -------  --------    -------   -------  --------  -------   -------  --------  -------
Mid-America Realty Investments, Inc.:
Neighborhood shopping centers                1,812     1,812     1,771     1,698     1,698     1,690       94%       94%       95%
Enclosed malls                                 881       881       869       838       840       821       95%       95%       94%
                                            ------    ------    ------    ------    ------    ------    ------    ------    ------
                                             2,693     2,693     2,640     2,536     2,538     2,511       94%       94%       95%
Mid-America Bethal L.P. (2)                    538       538       539       500       501       471       93%       93%       87%
                                            ------    ------    ------    ------    ------    ------    ------    ------    ------
                                             3,231     3,231     3,179     3,036     3,039     2,982       94%       94%       94%
                                            ------    ------    ------    ------    ------    ------    ------    ------    ------
                                            ------    ------    ------    ------    ------    ------    ------    ------    ------

--------------------------
(1) Leased space represents the amount of gross leasable area which is leased to third-party tenants.

(2) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire partnership.

PART II.  OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders of the Company was held on April 23, 1997. The shareholders elected five directors and ratified the appointment of the independent accountants for 1997. The voting on each proposal is set forth below:

     1.   ELECTION OF DIRECTORS:

                                      FOR         WITHHELD
                                      ---         --------
          Jerome L. Heinrichs      7,294,336      55,612
          Daniel A. Burkhardt      7,294,448      55,500
          Gary R. Hawkins          7,294,255      55,693
          Michael F. Lawler        7,294,405      55,543
          John L. Maginn           7,294,405      55,543

     2.   RATIFICATION OF INDEPENDENT ACCOUNTANTS:

                         FOR            7,297,042
                         AGAINST        14,527
                         ABSTAIN        38,379

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.



/s/  Jerome L. Heinrichs                Date:          May 2, 1997
--------------------------------              ---------------------------------
Jerome L. Heinrichs,
   Chief Executive Officer



/s/  Dennis G. Gethmann                 Date:          May 2, 1997
--------------------------------              ---------------------------------
Dennis G. Gethmann
   President and Principal Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                DESCRIPTION                              PAGE
-------                -----------                              ----

  27           Financial Data Schedule. . . . . . . . . . . .     16