Form 10-Q
period 1997-06-30
MID AMERICA REALTY INVESTMENTS INC
filed 1997-08-01
CIK 805057

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

    (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      June 30, 1997
                                       --------------------------
                                       OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                           COMMISSION FILE NUMBER   1-9663
                                                 -----------

                 Mid-America Realty Investments, Inc.
---------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Maryland                                     47-0700007
---------------------------------------------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)              Identification Number)

  11506 Nicholas Street, Suite 100, Omaha, NE          68154
---------------------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)

(Registrant's telephone number, including area code)  (402) 496-3300
                                                    -----------------

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

At July 31, 1997, the registrant had 8,284,275 shares of common stock outstanding.

             MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                                  FORM 10-Q


                                    INDEX

                                                                       Page
                                                                       ----
Part I.  Financial Information

         Item 1.   Financial Statements (Unaudited)

                          Consolidated Balance Sheets
                           at June 30, 1997 and December 31, 1996.       3

                          Consolidated Statements of Operations
                           for the Three and Six Months Ended June 30,
                           1997 and 1996.                                4

                          Consolidated Statements of Cash Flows
                           for the Six Months Ended June 30,
                           1997 and 1996.                                5

                          Notes to Consolidated Financial Statements.    6

         Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.                                          9

Part II. Other Information                                              13

Signature Page                                                          14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                           (COLUMNAR DOLLARS IN THOUSANDS)

              ASSETS                        June 30, 1997  December 31, 1996
                                            -------------  -----------------
Cash                                          $     --         $     --
Accounts receivable, net of allowance
  of $204,000 and $195,000                       2,138            1,571
Notes receivable, net of allowance of
  $70,000                                          450              498
Property:
  Land and land improvements                    36,802           37,352
  Buildings                                    114,044          114,913
  Equipment and fixtures                           555              555
  Construction-in-progress                           5               --
                                              --------         --------
                                               151,406          152,820
  Less:  Accumulated depreciation              (30,753)         (28,508)
                                              --------         --------
  Property, net                                120,653          124,312

Investment in Mid-America Bethal
  Limited Partnership                           15,019           15,201
Intangible assets, less accumulated
  amortization of $3,579,000 and
  $3,422,000                                     1,468            1,623
Other assets                                     2,767            2,635
                                              --------         --------
                                              $142,495         $145,840
                                              --------         --------
                                              --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable                   $ 62,307         $ 64,348
Accrued liabilities                              1,958            1,957
                                              --------         --------
         Total Liabilities                      64,265           66,305

Commitments and Contingencies

Shareholders' Equity:
  Common stock, $.01 par value; authorized
         25,000,000 shares; issued and
         outstanding 8,284,275 and
         8,283,255 shares                           83               83
  Capital in excess of par value               119,715          119,700
  Distributions in excess of net income        (41,568)         (40,248)
                                              --------         --------
         Total Shareholders' Equity             78,230           79,535
                                              --------         --------
                                              $142,495         $145,840
                                              --------         --------
                                              --------         --------

                 See Notes to Consolidated Financial Statements

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
             (COLUMNAR DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                               Three Months Ended     Six Months Ended
                                              --------------------  --------------------
                                                    June 30,             June 30,
                                                    ---------             ---------
                                                 1997       1996       1997       1996
                                                 ----       ----       ----       ----
REVENUES:
  Rental income                                 $ 4,388    $ 4,301   $  8,705   $  8,595
  Reimbursed expenses                             1,235      1,280      2,474      2,585
  Property management and leasing income             43         58         88        102
  Other income                                      149        158        336        407
                                              ---------  ---------  ---------  ---------

  Total Revenues                                  5,815      5,797     11,603     11,689

EXPENSES:
  Real estate taxes                                 710        837      1,486      1,593
  Other property costs                              999        885      1,877      1,713
  Interest expense                                1,388      1,461      2,800      2,916
  Administrative expenses                           350        351        700        754
  Property management and leasing expenses          320        288        591        543
  Depreciation and amortization                   1,228      1,278      2,472      2,559
                                              ---------  ---------  ---------  ---------

  Total Expenses                                  4,995      5,100      9,926     10,078
                                              ---------  ---------  ---------  ---------
Income Before Equity in Earnings of
  Mid-America Bethal Limited Partnership            820        697      1,677      1,611

Equity in Earnings of Mid-America Bethal
  Limited Partnership                               262        253        518        505
                                              ---------  ---------  ---------  ---------
INCOME FROM OPERATIONS                            1,082        950      2,195      2,116

Gain on Sale of Real Estate                          --         --        130        --
                                              ---------  ---------  ---------  ---------
NET INCOME                                      $ 1,082    $   950   $  2,325   $  2,116
                                              ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------
Weighted Average Shares
  Outstanding During Period                   8,283,759  8,281,407  8,283,419  8,281,124
                                              ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------
NET INCOME PER SHARE                            $   .13    $   .11   $    .28   $    .26
                                              ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                Six Months Ended June 30,
                                                -------------------------
                                                   1997            1996
                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 2,325        $ 2,116
  Adjustments:
       Depreciation and amortization                2,472          2,559
       Gain on Sale of Real Estate                   (130)            --
       Investment in Mid-America Bethal
        Limited Partnership:
         Equity in earnings                          (518)          (505)
         Distributions received                       700            700
       (Decrease) Increase in related
         liabilities                                  (16)            42
       Increase in related assets                    (697)          (754)
                                                  -------        -------
  Net Cash Flows From Operating Activities          4,136          4,158

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                   344             --
  Principal repayments of Notes Receivable             48             59
  Additions to property:
       Expansion projects and other capital
        expenditures                                 (199)          (392)
       Tenant improvements                           (111)          (129)
  Payments from Yield Maintenance Agreement         1,517             19
  Cash paid for leasing fees                          (49)           (21)
                                                  -------        -------
  Net Cash Flows From Investing Activities          1,550           (464)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) proceeds on short-term debt, net      (1,763)           230
  Scheduled principal payments on mortgages          (278)          (280)
  Dividends paid                                   (3,645)        (3,644)
                                                  -------        -------
  Net Cash Flows From Financing Activities         (5,686)        (3,694)
                                                  -------        -------

NET CHANGE IN CASH                                     --             --

CASH, BEGINNING OF PERIOD                              --             --
                                                  -------        -------

CASH, END OF PERIOD                               $    --        $    --
                                                  -------        -------
                                                  -------        -------

                 See Notes to Consolidated Financial Statements

                      MID-AMERICA REALTY INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)
     (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

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

     The information furnished herein reflects all adjustments, which consist of normal recurring accruals, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

     All material intercompany transactions and profits have been eliminated in consolidation.

     Net income per share was determined by dividing net income for the periods presented by the weighted average number of shares of common stock outstanding for the period. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's Net Income Per Share calculation.

     In addition, in February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", all of which are effective for fiscal years beginning after December 15, 1997. The adoption of these statements is not expected to have a material impact on the operations of the Company.

B.   INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP:

     Mid-America Bethal Limited Partnership ("Mid-America Bethal") was formed on June 1, 1989 by the Company and a European investor. The Company has a 50% interest in Mid-America Bethal and is the managing general partner. The European investor has a 50% interest and is the limited partner.

     Summarized financial information on Mid-America Bethal is as follows:

                                               June 30, 1997  December 31, 1996
                                               -------------  -----------------
     BALANCE SHEETS:
       Assets:
         Cash                                     $   841          $   751
         Property, net of depreciation of
          $7,911,000 and $7,370,000                28,611           29,097
         Other Assets                                 597              572
                                                  -------          -------
                                                  $30,049          $30,420
                                                  -------          -------
                                                  -------          -------
       Liabilities and Partners' Capital:
         Accounts payable and other
          liabilities                                 $11              $18
         Partners' capital                         30,038           30,402
                                                  -------          -------
                                                  $30,049          $30,420
                                                  -------          -------
                                                  -------          -------

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    1997             1996
                                                    ----             ----

     STATEMENTS OF OPERATIONS:
       Total Revenues                             $ 2,282          $ 2,235
                                                  -------          -------
                                                  -------          -------
       Net Income                                 $ 1,035          $ 1,009
                                                  -------          -------
                                                  -------          -------
     EQUITY IN EARNINGS OF MID-AMERICA
      BETHAL RECORDED BY THE COMPANY              $   518          $   505
                                                  -------          -------
                                                  -------          -------
C.   MORTGAGES AND NOTES PAYABLE:

     Mortgages and notes payable are comprised of the following:

                                               June 30, 1997  December 31, 1996
                                               -------------  -----------------
     Mortgages Payable                            $49,209          $49,488
     Working Capital Line of Credit
       ($5,000,000 available at London
       Interbank Offering Rate (LIBOR)
       plus 2% due July 1997)                         547              545
     Acquisitions Line of Credit
       ($10,000,000 available at LIBOR
       plus 2-1/2% due July 1997)                   2,992            4,756
     Acquisitions Line of Credit
       ($15,000,000 available at LIBOR
       plus 2-1/4% due July 1997)                   9,559            9,559
                                                  -------          -------
                                                  $62,307          $64,348
                                                  -------          -------
                                                  -------          -------

     Subsequent to June 30, 1997, the Company finalized a $4,000,000, 8.28% fixed rate mortgage loan secured by the Miracle Hills Park Shopping Center. The net proceeds from this loan were used to repay the maturing $3,300,000 fixed rate mortgage secured by the Miracle Hills Park Shopping Center and to repay variable rate acquisition line debt. This loan has a seven (7) year term with payments based on a 25-year amortization. The Company paid fees of approximately $46,000.

     In addition, during July 1997, the Company renegotiated the terms of its revolving credit agreements. The $5,000,000 working capital and the $10,000,000 acquisition lines of credit were extended to July 1999 for an extension fee of $15,000. Both lines are priced at 200 over LIBOR. The $15,000,000 acquisition line was extended until July 1998 with the interest rate remaining at 225 basis points over LIBOR; non-use fee of 25 basis points was eliminated.

D.   COMMITMENTS AND CONTINGENCIES:

     In June 1992, the Company entered into a Yield Maintenance Agreement (as amended, the "YMA") with parties formerly related to the Company. Under the YMA, the formerly related parties guaranteed a 10% return from June 1, 1992 to December 31, 1996, calculated on a quarterly basis, to the Company based upon the amount of the Company's Investment Base for five specific properties purchased from the formerly related parties.

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

     During second quarter 1997, the Company received the final settlement of approximately $1,421,000 due under the YMA. The proceeds, which prior to receipt were not reflected in the consolidated financial statements of the Company, were used to reduce bank line debt. In addition, because receipt of these amounts were not considered operating income, these amounts were not considered net income and were applied against the carrying value of the properties purchased from the formerly related parties.

E.   PROPERTY TRANSACTIONS:

     During the six months ended June 30, 1997, the Company sold two outlot parcels for total proceeds of approximately $344,000 resulting in a book gain of approximately $130,000.

F.   SUBSEQUENT EVENT:

     On July 22, 1997, the Company declared a cash dividend of $.22 per common share payable on August 19, 1997 to shareholders of record on August 5, 1997.

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

At June 30, 1997, the Company had invested approximately 95% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

The Company had a debt-to-equity ratio of .80 to 1 at June 30, 1997, compared to
 .81 to 1 at December 31, 1996, based upon the ratio of mortgages and notes payable to total shareholders' equity. The Company's ratio of debt to total market capitalization was 43% at June 30, 1997 and 45% at December 31, 1996.

INVESTING ACTIVITIES:

During the six months ended June 30, 1997, net cash flows from investing activities were $1,550,000. Net cash provided from the sale of real estate totaled $344,000 for the six months ended June 30, 1997. In addition, the Company received $1,517,000 in proceeds related to the Company's Yield Maintenance Agreement with the former related parties. Also during these six months, the Company paid cash of approximately $359,000 related to lease fees and capital improvements.

FINANCING ACTIVITIES:

During the six months ended June 30, 1997, net cash flows used in financing activities were $5,686,000 which consisted of dividends paid of $3,645,000 and reductions of debt of $2,041,000.

RESULTS OF OPERATIONS:

Net income for the six months ended June 30, 1997 was $2,325,000 or $.28 per share compared to $2,116,000 or $.26 per share for the six months ended June 30, 1996, an increase of $209,000 or 10%. Net income for the three months ended June 30, 1997 was $1,082,000 or $.13 per share, compared to $950,000 or $.11 per share for the three months ended June 30, 1996, an increase of $132,000 or 14%.

The increase in net income for the six and three months ended June 30, 1997 compared to the six and three months ended June 30, 1996 was due primarily to the gain on sale of real estate of $130,000 during the first quarter of 1997, the increase in rental income resulting from recent expansion activities, the impact of new leases, a decrease in the Company's weighted average debt outstanding coupled with a slight decrease in weighted average cost of funds and a decrease in real estate taxes. Offsetting these items was an increase in other property management expenses.

RENTAL INCOME:

Rental income for the six and three months ended June 30, 1997 was $8,705,000 and $4,388,000, respectively, compared to $8,595,000 and $4,301,000, respectively, for the six and three months ended June 30, 1996, an increase of $110,000 and $87,000 for the six and three months ended June 30, 1997 compared to the same period in 1996. The increase was due primarily to the effect of recent expansion activities, the impact of new leases and an increase in percentage rents.

REIMBURSEMENT INCOME:

Reimbursement income for the six and three months ended June 30, 1997 was $2,474,000 and $1,235,000, respectively, compared to $2,585,000 and $1,280,000 for the six and three months ended June 30, 1996, a decrease of $111,000 and $45,000 for the six and three months ended June 30, 1997 compared to the same period in 1996. This change was attributable to a decrease in the year end calculation adjustment of tenants' pro rata share of taxes, insurance and common area maintenance costs and a decrease in real estate tax expense that was reimbursed by tenants.

PROPERTY MANAGEMENT INCOME:

Property management income, which primarily consists of lease and property management fees from properties managed for Mid-America Bethal, was $88,000 and $43,000, respectively, for the six and three months ended June 30, 1997 compared to $102,000 and $58,000, respectively, for the six and three months ended June 30, 1996, a decrease of $14,000 and $15,000 for the six and three months ended June 30, 1997 compared to the same period in 1996. The decrease was attributable to fewer new leases at properties owned by Mid-America Bethal during the three and six months ended June 30, 1997 compared to the same period in 1996.

OTHER INCOME:

Other income for the six and three months ended June 30, 1997 was $336,000 and $149,000, respectively, compared to $407,000 and $158,000 for the six and three months ended June 30, 1996. The decrease was primarily attributable to a prior year payment from the Company's investment in the Valley Park Centre received in the first quarter of 1996.

OTHER PROPERTY COSTS:

Other property costs for the six and three months ended June 30, 1997 were $1,877,000 and $999,000, respectively, compared to $1,713,000 and $885,000, respectively, for the six and three months ended June 30, 1996, an increase of $164,000 and $114,000 for the six and three months ended June 30, 1997 compared to the same period in 1996. The increase was primarily attributable to an increase in legal and professional fees related to litigation arising from the normal course of business and an increase in weather related expenses.

INTEREST EXPENSE:

Interest expense for the six and three months ended June 30, 1997 was $2,800,000 and $1,388,000, respectively, compared to $2,916,000 and $1,461,000, respectively, for the six and three months ended June 30, 1996, a decrease of $116,000 and $73,000, respectively. The Company's average total debt was $63,327,000 during the six months ended June 30, 1997 compared to $65,567,000 during the six months ended June 30, 1996. The Company's weighted average cost of funds was 8.8% during the first six months of 1997 compared to 8.9% during the same period of 1996.

REAL ESTATE TAXES:

Real estate tax expense for the six and three months ended June 30, 1997 was $1,486,000 and $710,000, respectively, compared to $1,593,000 and $837,000, respectively, for the six and three months ended June 30, 1996, a decrease of $107,000 and $127,000, respectively. The decrease was attributable to successfully negotiating a reduction of taxable value at several of the properties, coupled with a decrease in the tax assessed levy at several properties.

ADMINISTRATIVE EXPENSES:

Administrative expenses for the six and three months ended June 30, 1997 were $700,000 and $350,000, respectively, compared to $754,000 and $351,000, respectively, for the six and three months ended June 30, 1996, a decrease of $54,000 or 7% for the six months ended June 30, 1997 compared to the same period in 1996. The decrease related primarily to certain one time charges of approximately $10,000 in the six months ended June 30, 1996, coupled with timing of certain general and administrative expenses.

PROPERTY MANAGEMENT AND LEASING EXPENSES:

Property management expenses for the six and three months ended June 30, 1997 were $591,000 and $320,000, respectively, compared to $543,000 and $288,000, respectively, for the six and three months ended June 30, 1996. This is an increase of $48,000 and $32,000 for the six and three months ended June 30, 1997. The increase was primarily attributable to an increase in leasing and marketing activities.

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

Funds From Operations for the six and three months ended June 30, 1997 were $4,852,000 and $2,399,000 or $.59 and $.29 per share, respectively, compared to $4,760,000 and $2,318,000 or $.57 and $.28 per share, respectively, for the six and three months ended June 30, 1996.

Funds From Operations is computed as follows:

                                           Six Months Ended  Three Months Ended
                                                June 30,           June 30,
                                              1997    1996     1997      1996
                                             --------------   ----------------
                                           (In Thousands Except Per Share Data)

Net Income                                  $2,325   $2,116   $1,082    $  950
Depreciation and Amortization (1)            2,381    2,453    1,181     1,227
Gain on Sale of Real Estate (2)               (130)      --       --        --
Proceeds from Investment in Valley
  Park Centre                                   --      (90)      --        --
Investment in Mid-America Bethal:
  Equity in Earnings                          (518)    (505)    (262)     (253)
  Equity in Funds From Operations (3)          794      786      398       394
                                            ------   ------   ------    ------

Funds From Operations                       $4,852   $4,760   $2,399    $2,318
                                            ------   ------   ------    ------
                                            ------   ------   ------    ------
Funds From Operations Per Share             $  .59   $  .57   $  .29    $  .28
                                            ------   ------   ------    ------
                                            ------   ------   ------    ------

--------------
(1) Depreciation and Amortization for the six months ended June 30, 1997 and 1996, respectively, consisted of real property depreciation of $2,219,000 and $2,278,000, lease fee amortization of $111,000 and $125,000, and intangible amortization of $51,000 and $50,000.

(2) Gain on Sale of Real Estate consists of a $130,000 gain on the sale of two outlot parcels.

(3) Equity in Funds From Operations of Mid-America Bethal for the six months ended June 30, 1997 and 1996, respectively, included real property depreciation of $535,000 and $544,000, and lease fee amortization of $18,000 and $18,000.

The Funds From Operations reported above reflect recommendations contained in the Funds From Operations White Paper (the "FFO White Paper") adopted by the National Association of Real Estate Investment Trusts to standardize financial reporting by real estate investment trusts. The Company adopted the recommendations prescribed in the FFO White Paper for reporting periods beginning on and after January 1, 1996.

TENANT AND LEASING INFORMATION:

The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal Limited Partnership:

                         (SQUARE FOOTAGE IN THOUSANDS)

                                          GROSS LEASEABLE AREA            LEASED SPACE (1)                 LEASED %
                                      ---------------------------   ---------------------------   ---------------------------
                                      6/30/97  12/31/96   6/30/96   6/30/97  12/31/96   6/30/96   6/30/97  12/31/96   6/30/96
                                      -------  --------   -------   -------  --------   -------   -------  --------   -------
Mid-America Realty Investments, Inc.:
  Neighborhood shopping centers        1,812     1,812     1,774     1,704     1,698     1,700       94%       94%       96%
  Enclosed malls                         888       882       869       837       840       823       94%       95%       95%
                                       -----     -----     -----     -----     -----     -----       ---       ---       ---
                                       2,700     2,694     2,643     2,541     2,538     2,523       94%       94%       95%
Mid-America Bethal L.P. (2)              538       538       539       501       501       487       93%       93%       90%
                                       -----     -----     -----     -----     -----     -----       ---       ---       ---
                                       3,238     3,232     3,182     3,042     3,039     3,010       94%       94%       95%
                                       -----     -----     -----     -----     -----     -----       ---       ---       ---
                                       -----     -----     -----     -----     -----     -----       ---       ---       ---

---------------
(1) Leased space represents the amount of gross leasable area which is leased to third-party tenants.

(2) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire partnership.

PART II.  OTHER INFORMATION
ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.



/s/  Jerome L. Heinrichs                     Date: August 1, 1997
-----------------------------                     ---------------
Jerome L. Heinrichs,
  Chief Executive Officer



/s/  Dennis G. Gethmann                      Date: August 1, 1997
-----------------------------                     ---------------
Dennis G. Gethmann
  President and Principal Financial Officer

                              EXHIBIT INDEX


EXHIBIT                       DESCRIPTION                        PAGE
-------                       -----------                        ----

  27          Financial Data Schedule. . . . . . . . . . . .      16