Form 10-Q
period 1997-09-30
MID AMERICA REALTY INVESTMENTS INC
filed 1997-11-03
CIK 805057

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended   September 30, 1997
                                     -----------------
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                    to

                          COMMISSION FILE NUMBER     1-9663
                                                     -------

                          Mid-America Realty Investments, Inc.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Maryland                               47-0700007
    -----------------------------------------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification Number)

  11506 Nicholas Street, Suite 100, Omaha, NE          68154
  --------------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)

(Registrant's telephone number, including area code)  (402) 496-3300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 31, 1997, the registrant had 8,284,743 shares of common stock outstanding.

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                                      FORM 10-Q


                                        INDEX

                                                                   PAGE

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets
                at September 30, 1997 and December 31, 1996.         3

             Consolidated Statements of Operations
                for the Three and Nine Months Ended September 30,
                1997 and 1996.                                       4

             Consolidated Statements of Cash Flows
                 for the Nine Months Ended September 30,
                 1997 and 1996.                                      5

             Notes to Consolidated Financial Statements.             6

    Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.                                        9

Part II. Other Information                                          13

Signature Page                                                      14

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                           (COLUMNAR DOLLARS IN THOUSANDS)

                   ASSETS                      September 30,       December 31,
                                                   1997                1996
                                               ------------        -----------
Cash                                             $      --          $     --
Accounts receivable, net of allowance
  of $156,800 and $195,000                           1,905             1,571
Notes receivable, net of allowance of
  $70,000                                              387               498
Property:
  Land and land improvements                        36,858            37,352
  Buildings                                        114,362           114,913
  Equipment and fixtures                               555               555
                                                ----------          ---------
                                                   151,775           152,820
  Less:  Accumulated depreciation                  (31,892)          (28,508)
                                                ----------          ---------
  Property, net                                    119,883           124,312

Investment in Mid-America Bethal
  Limited Partnership                               15,036            15,201
Intangible assets, less accumulated
  amortization of $3,729,000 and $3,422,000          1,468             1,623
Other assets                                         2,881             2,635
                                                ----------          ---------
                                                  $141,560          $145,840
                                                ----------          ---------
                                                ----------          ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable                        $61,866           $64,348
Accrued liabilities                                  2,151             1,957
                                                ----------          ---------
    Total Liabilities                               64,017            66,305

Commitments and Contingencies

Shareholders' Equity:
  Common stock, $.01 par value; authorized
    25,000,000 shares; issued and outstanding
    8,284,743 and 8,283,255 shares                      83                83
  Capital in excess of par value                   119,720           119,700
  Distributions in excess of net income            (42,260)          (40,248)
                                                ----------          ---------
    Total Shareholders' Equity                      77,543            79,535
                                                ----------          ---------
                                                  $141,560          $145,840
                                                ----------          ---------
                                                ----------          ---------



                    See Notes to Consolidated Financial Statements

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                (COLUMNAR DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                           Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                           -------------------     ------------------
                                            1997         1996        1997        1996
                                            ----         ----        ----        ----
REVENUES:
  Rental income                            $4,321       $4,257     $13,027      $12,852
  Reimbursed expenses                       1,310        1,279       3,783        3,864
  Property management and leasing income       42           51         130          153
  Other income                                142          149         478          566
                                           ------       ------     -------      -------
  Total Revenues                            5,815        5,736      17,418       17,435

EXPENSES:
  Real estate taxes                           738          674       2,224        2,267
  Other property costs                        999        1,025       2,876        2,739
  Interest expense                          1,381        1,438       4,180        4,355
  Administrative expenses                     299          281       1,000        1,034
  Property management and leasing expenses    281          254         871          797
  Depreciation and amortization             1,254        1,225       3,726        3,784
                                           ------       ------     -------      -------

  Total Expenses                            4,952        4,897      14,877       14,976
                                           ------       ------     -------      -------
Income Before Equity in Earnings of
  Mid-America Bethal Limited Partnership      863          839       2,541        2,459

Equity in Earnings of Mid-America Bethal
  Limited Partnership                         267          219         785          715
                                           ------       ------     -------      -------
INCOME FROM OPERATIONS                      1,130        1,058       3,326        3,174

Gain (Loss) on Sale of Real Estate             --         (289)        130         (289)
                                           ------       ------     -------      -------
NET INCOME                                 $1,130         $769      $3,456       $2,885
                                           ------       ------     -------      -------
                                           ------       ------     -------      -------
Weighted Average Shares
  Outstanding During Period             8,284,275    8,281,978   8,283,707    8,281,409
                                        ---------    ---------   ---------    ---------
                                        ---------    ---------   ---------    ---------
NET INCOME PER SHARE                         $.14         $.09        $.42         $.35
                                        ---------    ---------   ---------    ---------
                                        ---------    ---------   ---------    ---------

                   See notes to consolidated financial statements.

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                           (COLUMNAR DOLLARS IN THOUSANDS)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                        1997        1996
                                                      -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $3,456      $2,885
  Adjustments:
    Depreciation and amortization                       3,726       3,784
    (Gain) Loss on Sale of Real Estate                   (130)        289
    Investment in Mid-America Bethal
      Limited Partnership:
       Equity in earnings                                (785)       (715)
       Distributions received                             950       1,050
    Increase (Decrease) in related liabilities            129         (52)
    Increase in related assets                           (615)       (505)
                                                      -------      ------
Net Cash Flows From Operating Activities                6,731       6,736

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                       344         572
  Principal repayments of Notes Receivable                111         130
  Additions to property:
    Expansion projects and other capital expenditures    (423)     (1,405)
    Tenant improvements                                  (256)       (175)
  Payments from Yield Maintenance Agreement             1,517          19
  Cash paid for leasing fees                              (73)        (31)
                                                      -------      ------
  Net Cash Flows From Investing Activities              1,220        (890)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) proceeds on short-term debt, net          (2,791)        613
  Proceeds of mortgages payable                           726          --
  Scheduled principal payments on mortgages              (340)       (993)
  Cash paid for loan fees                                 (79)         --
  Dividends paid                                       (5,467)     (5,466)
                                                      -------      ------
  Net Cash Flows From Financing Activities             (7,951)     (5,846)
                                                      -------      ------
NET CHANGE IN CASH                                         --          --

CASH, BEGINNING OF PERIOD                                  --          --
                                                      -------      ------

CASH, END OF PERIOD                                       $--         $--
                                                      -------      ------
                                                      -------      ------


                    See Notes to Consolidated Financial Statements

                         MID-AMERICA REALTY INVESTMENTS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                     (UNAUDITED)
        (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

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

     The information furnished herein reflects all adjustments, which consist of normal recurring accruals, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

     Summarized financial information on Mid-America Bethal is as follows:

                                          September 30, 1997  December 31, 1996
                                          ------------------  ------------------
    BALANCE SHEETS:
    Assets:
         Cash                                       $   796      $   751
         Property, net of depreciation of
            $8,187,000 and $7,370,000                28,620       29,097
         Other Assets                                   664          572
                                                    -------      -------
                                                    $30,080      $30,420
                                                    -------      -------
                                                    -------      -------
    Liabilities and Partners' Capital:
         Accounts payable and other
            liabilities                             $     8      $    18
         Partners' capital                           30,072       30,402
                                                    -------      -------
                                                    $30,080      $30,420
                                                    =======      =======


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1997         1996
                                                    -------      -------
    STATEMENTS OF OPERATIONS:
    Total Revenues                                  $ 3,421      $ 3,322
                                                    -------      -------
                                                    -------      -------
    Net Income                                      $ 1,570      $ 1,430
                                                    -------      -------
                                                    -------      -------

    EQUITY IN EARNINGS OF MID-AMERICA
         BETHAL RECORDED BY THE COMPANY             $   785     $    715
                                                    -------      -------
                                                    -------      -------

C.  MORTGAGES AND NOTES PAYABLE:

    Mortgages and notes payable are comprised of the following:

                                        September 30, 1997    December 31, 1996
                                       -------------------   -----------------

    Mortgages Payable                               $49,797      $49,488
    Working Capital Line of Credit
       ($5,000,000 available at London Interbank
       Offering Rate (LIBOR) plus 2% due July 1999)     198          545
    Acquisitions Line of Credit
       ($10,000,000 available at LIBOR plus 2%
         due July 1999)                              10,000        4,756
    Acquisitions Line of Credit
       ($15,000,000 available at LIBOR
         plus 2-1/4% due July 1998)                   1,871        9,559
                                                    -------      -------
                                                    $61,866      $64,348
                                                    -------      -------
                                                    -------      -------


     During the third quarter ending September 30, 1997, the Company completed the following:

     - Finalized a $4,000,000, 8.28% fixed rate mortgage loan secured by the Miracle Hills Park Shopping Center. The net proceeds from this loan were used to repay the maturing $3,300,000 fixed rate mortgage secured by the Miracle Hills Park Shopping Center and to repay variable rate acquisition line debt. This loan has a seven (7) year term with payments based on a 25-year amortization. The company paid fees of approximately $46,000.

     - Renegotiated the terms of its revolving credit agreements. The $5,000,000 working capital and the $10,000,000 acquisition lines of credit were extended to July 1999 for an extension fee of $15,000. Both lines are priced at 200 basis points over LIBOR. The $15,000,000 acquisition line was extended until July 1998 with the interest rate remaining at 225 basis points over LIBOR; non-use fee of 25 basis points was eliminated.

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

     In April 1997, the Company received the final settlement of approximately $1,421,000 due under the YMA. Total 1997 amounts received under this agreement were $1,517,000. The proceeds, which prior to receipt were not reflected in the consolidated financial statements of the Company, were used to reduce bank line debt. These amounts were not considered operating income or net income, and were applied against the carrying value of the properties purchased from the formerly related parties.

E.   PROPERTY TRANSACTIONS:

     During the nine months ended September 30, 1997, the Company sold two outlot parcels for total proceeds of approximately $344,000 resulting in a book gain of approximately $130,000.

F.   SUBSEQUENT EVENT:

     On October 28, 1997, the Company declared a cash dividend of $.22 per common share payable on November 26, 1997 to shareholders of record on November 12, 1997.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

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

At September 30, 1997, the Company had invested approximately 95% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

The Company had a debt-to-equity ratio of .80 to 1 at September 30, 1997, compared to .81 to 1 at December 31, 1996, based upon the ratio of mortgages and notes payable to total shareholders' equity. The Company's ratio of debt to total market capitalization was 41% at September 30, 1997 and 45% at December 31, 1996.

INVESTING ACTIVITIES:

During the nine months ended September 30, 1997, net cash flows from investing activities were $1,220,000. Net cash provided from the sale of real estate totaled $344,000 for the nine months ended September 30, 1997. In addition, the Company received $1,517,000 in proceeds related to the Company's Yield Maintenance Agreement with the former related parties and $111,000 principal repayments on Notes Receivable with the former related parties. Also during these nine months, the Company paid cash of approximately $752,000 related to lease fees and capital improvements.

FINANCING ACTIVITIES:

During the nine months ended September 30, 1997, net cash flows used in financing activities were $7,951,000 which consisted of dividends paid of $5,467,000 and reduction of debt of $2,405,000. In addition, loan fees of $79,000 were paid during the third quarter ended September 30, 1997.

RESULTS OF OPERATIONS:

Net income for the nine months ended September 30, 1997 was $3,456,000 or $.42 per share compared to $2,885,000 or $.35 per share for the nine months ended September 30, 1996, an increase of $571,000 or 20%. Net income for the three months ended September 30, 1997 was $1,130,000 or $.14 per share, compared to $769,000 or $.09 per share for the three months ended September 30, 1996, an increase of $361,000 or 47%.

The increase in net income for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 was due primarily to the loss on sale of real estate of $289,000 during the third quarter of 1996, the increase in rental income resulting from recent expansion activities, the impact of new leases, and a decrease in the Company's weighted average cost of funds. Also impacting the change was an increase in the equity in earnings of Mid-America Bethal Limited Partnership of $48,000 for the three months ended September 30, 1997, compared to the same period during 1996.

The increase in net income for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, was primarily due to the gain on sale of real estate of $130,000 during the nine months ended September 30, 1997, compared to a loss on sale of real estate of $289,000 recorded during the nine months ended September 30, 1996. Other large contributing items included a decrease in interest expense of $175,000 and an increase of $70,000 in the equity in earnings of Mid-America Bethal Partnership for the nine months ended September 30, 1997, compared to the same period in 1996.

RENTAL INCOME:

Rental income for the nine and three months ended September 30, 1997 was $13,027,000 and $4,321,000, respectively, compared to $12,852,000 and
$4,257,000, respectively, for the nine and three months ended September 30, 1996, an increase of $175,000 and $64,000 for the nine and three months ended September 30, 1997 compared to the same period in 1996. The increase was due primarily to the effect of recent expansion activities, the impact of new leases and an increase in percentage rents.

REIMBURSEMENT INCOME:

Reimbursement income for the nine and three months ended September 30, 1997 was $3,783,000 and $1,310,000, respectively, compared to $3,864,000 and $1,279,000 for the nine and three months ended September 30, 1996. The decrease of $81,000 for the nine months ended September 30, 1997 compared to the same period in 1996 was attributable to a decrease in the year end calculation adjustment of tenants' pro rata share of taxes, insurance and common area maintenance costs. The increase of $31,000 for the three months ended September 30, 1997, compared to 1996 reflected the increase in base rents and timing of certain reimbursable expenses.

PROPERTY MANAGEMENT INCOME:

Property management income, which primarily consists of lease and property management fees from properties managed for Mid-America Bethal, was $130,000 and $42,000, respectively, for the nine and three months ended September 30, 1997 compared to $153,000 and $51,000, respectively, for the nine and three months ended September 30, 1996, a decrease of $23,000 and $9,000 for the nine and three months ended September 30, 1997 compared to the same period in 1996. The decrease was attributable to fewer new leases at properties owned by Mid-America Bethal during the three and nine months ended September 30, 1997 compared to the same period in 1996.

OTHER INCOME:

Other income for the nine and three months ended September 30, 1997 was $478,000 and $142,000, respectively, compared to $566,000 and $149,000 for the nine and three months ended September 30, 1996. The decrease was primarily attributable to a prior year payment from the Company's investment in the Valley Park Centre received in the first quarter of 1996.

OTHER PROPERTY COSTS:

Other property costs for the nine and three months ended September 30, 1997 were $2,876,000 and $999,000, respectively, compared to $2,739,000 and $1,025,000, respectively, for the nine and three months ended September 30, 1996. The increase of $137,000 for the nine months ended September 30, 1997 compared to the same period in 1996 was primarily attributable to an increase in legal and professional fees related to litigation arising from the normal course of business and an increase in weather related expenses.

INTEREST EXPENSE:

Interest expense for the nine and three months ended September 30, 1997 was $4,180,000 and $1,381,000, respectively, compared to $4,355,000 and
$1,438,000, respectively, for the nine and three months ended September 30, 1996, a decrease of $175,000 and $57,000, respectively. The Company's average total debt was $62,657,000 during the nine months ended September 30, 1997 compared to $65,546,000 during the nine months ended September 30, 1996. The Company's weighted average cost of funds was 8.9% during the first nine months of 1997 and 1996.

REAL ESTATE TAXES:

Real estate tax expense for the nine and three months ended September 30, 1997 was $2,224,000 and $738,000, respectively, compared to $2,267,000 and $674,000, respectively, for the nine and three months ended September 30, 1996. The decrease for the nine months ended September 30, 1997, and the increase for the three months ended September 30, 1997, compared to 1996 was attributable to successfully negotiating a reduction of taxable value at several of the properties, coupled with a decrease in the tax assessed levy at several properties, offset by timing of payments between quarters.

ADMINISTRATIVE EXPENSES:

Administrative expenses for the nine and three months ended September 30, 1997 were $1,000,000 and $299,000, respectively, compared to $1,034,000 and $281,000, respectively, for the nine and three months ended September 30, 1996, a decrease of $34,000 for the nine months ended September 30, 1997 compared to the same period in 1996. The decrease related primarily to certain one time charges of approximately $10,000 in the nine months ended September 30, 1996, coupled with timing of certain general and administrative expenses.

PROPERTY MANAGEMENT AND LEASING EXPENSES:

Property management expenses for the nine and three months ended September 30, 1997 were $871,000 and $281,000, respectively, compared to $797,000 and $254,000, respectively, for the nine and three months ended September 30, 1996. This was an increase of $74,000 and $27,000 for the nine and three months ended September 30, 1997. The increase was primarily attributable to an increase in leasing and marketing activities.

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

Funds From Operations for the nine and three months ended September 30, 1997 were $7,333,000 and $2,481,000 or $.89 and $.30 per share respectively, compared to $7,122,000 and $2,361,000 or $.86 and $.29 per share, respectively, for the nine and three months ended September 30, 1996.

Funds From Operations is computed as follows:

                                                      Nine Months Ended      Three Months Ended
                                                        September 30,            September 30,
                                                      1997         1996        1997        1996
                                                      -----------------      -------------------
                                                           (In Thousands Except Per Share Data)

Net Income                                           $3,456       $2,885      $1,130       $  769
Depreciation and Amortization (1)                     3,590        3,620       1,210        1,175
(Gain)Loss\ on Sale of Real Estate (2)                 (130)         289          --          289
Proceeds from Investment in Valley Park Centre           --          (90)         --           --
Investment in Mid-America Bethal:
  Equity in Earnings                                   (785)        (715)       (267)        (219)
  Equity in Funds From Operations (3)                 1,202        1,133         408          347
                                                     ------       ------      ------       ------
Funds From Operations                                $7,333       $7,122      $2,481       $2,361
                                                     ======       ======      ======       ======
Funds From Operations Per Share                      $  .89       $  .86      $  .30       $  .29
                                                     ------       ------      ------       ------
                                                     ------       ------      ------       ------


----------------

(1) Depreciation and Amortization for the nine months ended September 30, 1997 and 1996, respectively, consisted of real property depreciation of $3,346,000 and $3,344,000, lease fee amortization of $168,000 and
     $200,000, and intangible amortization of $76,000 and $76,000.

(2) The 1997 Gain on Sale of Real Estate consists of a $130,000 gain on the sale of two outlot parcels. The 1996 loss consists of $314,000 loss on sale of Westview Shopping Center and a $25,000 gain on the sale of an outlot.

(3) Equity in Funds From Operations of Mid-America Bethal for the nine months ended September 30, 1997 and 1996, respectively, included real property depreciation of $404,000 and $403,000, and lease fee amortization of $13,500 and $14,500.

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

TENANT AND LEASING INFORMATION:

The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal Limited Partnership:


                                                               (SQUARE FOOTAGE IN THOUSANDS)
                                          GROSS LEASEABLE AREA             LEASED SPACE (1)                LEASED %
                                       ---------------------------   ---------------------------   ---------------------------
                                       9/30/97  12/31/96   9/30/96   9/30/97  12/31/96   9/30/96   9/30/97   12/31/96  9/30/96
                                       -------  --------   -------   -------  --------  --------   -------   --------  -------
Mid-America Realty Investments, Inc.:

  Neighborhood shopping centers          1,812     1,812     1,781     1,721     1,698     1,680      95%       94%      94%
  Enclosed malls                           888       882       869       846       840       825      95%       95%      95%
                                       -------  --------   -------   -------  --------  --------   -------   --------  -------
                                         2,700     2,694     2,650     2,567     2,538     2,505      95%       94%      95%
Mid-America Bethal L.P. (2)                538       538       539       496       501       492      92%       93%      91%
                                       -------  --------   -------   -------  --------  --------   -------   --------  -------
                                         3,238     3,232     3,189     3,063     3,039     2,997      95%       94%      94%
                                       -------  --------   -------   -------  --------  --------   -------   --------  -------
                                       -------  --------   -------   -------  --------  --------   -------   --------  -------

----------------

(1) Leased space represents the amount of gross leasable area which is leased to third-party tenants.

(2) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire partnership.

PART II.  OTHER INFORMATION
---------------------------
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     A.   EXHIBITS

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.



/s/  Jerome L. Heinrichs                       Date:   November 3, 1997
------------------------
Jerome L. Heinrichs,
   Chief Executive Officer



/s/  Dennis G. Gethmann                        Date:   November 3, 1997
-----------------------
Dennis G. Gethmann
   President and Principal Financial Officer

EXHIBIT INDEX

   EXHIBIT                      DESCRIPTION                             PAGE
   -------                      -----------                             ----

     27   Financial Data Schedule...................................     16