Form 10-K
period 1997-12-31
MID AMERICA REALTY INVESTMENTS INC
filed 1998-03-17
CIK 805057

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

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

                                      None

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. / /

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No _

    The number of shares of common stock outstanding as of February 27, 1998 was 8,285,235 shares. The aggregate market value of the 8,233,798 shares of common stock held by non-affiliates on such date was $85,425,654.

    The following documents are incorporated into this report by reference: a portion of the Company's proxy statement for its 1998 Annual Meeting of Shareholders ("1998 Proxy Statement") is incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      MID-AMERICA REALTY INVESTMENTS, INC.
                        1997 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS
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

Item 5.     Market for the Registrant's Common Stock and Related
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

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

    Mid-America Realty Investments, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") which owns, manages and operates income-producing commercial real estate, primarily enclosed malls and neighborhood shopping centers. The Company was incorporated under the laws of Maryland in October 1986. At December 31, 1997, the Company owned 18 neighborhood shopping centers and four enclosed malls located in Nebraska, Iowa, Illinois, South Dakota, Minnesota, Michigan, Wisconsin, Indiana, Arkansas, Georgia and Tennessee. Additionally, the Company is a 50% partner in Mid-America Bethal Limited Partnership ("Mid-America Bethal") which owns two neighborhood shopping centers and one enclosed mall. Most of the properties are situated in middle-sized communities and, in many cases, represent the major retail facility in their trade areas.

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

DEVELOPMENTS DURING 1997

    OUTLOT SALES--During 1997, the Company sold two outlot parcels for total proceeds of approximately $344,000, resulting in a book gain of approximately $130,000.

    LAKEWOOD MALL--During 1997, the Company completed the expansion of its five screen theatre at Lakewood Mall in Aberdeen, South Dakota to nine screens. Total project costs were approximately $337,500.

    MID-AMERICA BETHAL MALL RENOVATION--During 1997, the Partnership substantially completed the exterior renovation of Imperial Mall in Hastings, Nebraska. Total project cost will approximate $600,000 of which $524,000 was paid in 1997.

    YIELD MAINTENANCE AGREEMENT--During 1997, the Company received final payments under the June 1992 Yield Maintenance Agreement with former related parties. Total proceeds of $1,517,000 were received in 1997 under this agreement. See Note F to the Company's Consolidated Financial Statements.

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

    The only lessee that occupies more than 10% of the gross leasable space of the properties owned by the Company at December 31, 1997 is Wal-Mart, whose five stores at properties owned by the Company account for approximately 15% of total gross leasable area. Wal-Mart also operates stores adjacent to three of the Company's properties and to one of Mid-America Bethal's properties.

ENVIRONMENTAL MATTERS

    Pursuant to the terms of the Company's leases with its tenants, the Company does not have control over the operational activities of its tenants, nor does it monitor its tenants with respect to environmental matters. Although the Company is not aware of any material environmental liabilities in connection with its properties, the owner of real property with latent hazardous waste problems may be liable for such problems even if such problems were not caused by the current landowner. Liability for such problems under federal and state law is generally strict, joint and several.

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

EMPLOYEES

    The Company and its subsidiary had 101 employees (56 full-time and 45 part-time) at December 31, 1997. The corporate office in Omaha, Nebraska had 23 employees at December 31, 1997.

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

ITEM 2.  PROPERTIES

    The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal as of December 31, 1997.

                                                                          GROSS     LEASED RATE AT YEAR
                                                              DATE       LEASABLE          END(1)
                                                           ACQUIRED OR     AREA     --------------------
                                                            COMPLETED   (SQ. FT.)     1997       1996
                                                           -----------  ----------  ---------  ---------      1998
                                                                                                          BASE RENT(2)
                                                                                                          ------------
                                                                                                          (THOUSANDS)
COMPANY PROPERTIES:
ENCLOSED MALLS:
Delta Plaza--Escanaba, Michigan..........................    12/30/86      188,000        93%        94%   $      838
Lakewood Mall--Aberdeen, South Dakota....................    08/28/92      240,000        88%        92%        1,584
Monument Mall--Scottsbluff, Nebraska.....................    12/30/86      205,000        96%        95%        1,311
Thunderbird Mall--Virginia, Minnesota....................    12/30/86      256,000        98%       100%        1,614
                                                                        ----------  ---------  ---------  ------------
                                                                           889,000        94%        95%        5,347

                                                                          GROSS     LEASED RATE AT YEAR
                                                              DATE       LEASABLE          END(1)
                                                           ACQUIRED OR     AREA     --------------------
                                                            COMPLETED   (SQ. FT.)     1997       1996
                                                           -----------  ----------  ---------  ---------
                                                                                                              1998
                                                                                                          BASE RENT(2)
                                                                                                          ------------
                                                                                                          (THOUSANDS)
NEIGHBORHOOD SHOPPING CENTERS:
Bishop Heights--Lincoln, Nebraska........................    12/30/86       26,000       100%       100%          170
Cornhusker Plaza--South Sioux City, Nebraska.............    06/27/91       63,000        97%       100%          447
Eastville Plaza--Fremont, Nebraska.......................    12/30/86       69,000        91%        86%          405
Edgewood Shopping Center--Lincoln, Nebraska
  Phase I................................................    06/01/87       72,000        96%        96%          535
  Phase II...............................................    06/26/91      100,000       100%        99%          709
Fairacres Shopping Center--Oshkosh, Wisconsin............    12/22/92       74,000        98%        94%          597
Fitchburg Ridge Shopping Center--Fitchburg, Wisconsin....    08/31/94       50,000       100%        97%          280
Germantown Shopping Center--Jasper, Indiana..............    12/21/88      232,000        94%        93%          965
Ile de Grand--Grand Island, Nebraska.....................    04/09/87       82,000       100%        99%          455
Kimberly West Shopping Center--Davenport, Iowa...........    12/14/92       97,000        75%        82%          477
Macon County Plaza--Lafayette, Tennessee.................    12/21/88       87,000        92%        82%          277
Meadows Shopping Center--Lincoln, Nebraska...............    06/01/88       68,000        96%       100%          418
Miracle Hills Park Shopping Center--Omaha, Nebraska......    07/05/88       71,000        94%        93%          660
Moorland Square--New Berlin, Wisconsin...................    11/23/92       84,000       100%        98%          740
Rivergate Shopping Center--Shelbyville, Indiana..........    12/21/88      133,000       100%        96%          563
Shenandoah Plaza--Newnan, Georgia........................    12/21/88      141,000        97%        92%          648
Southport Centre--Apple Valley, Minnesota................    01/01/94      125,000        99%        98%        1,513
Town West Center--Paragould, Arkansas....................    12/21/88      143,000        95%        94%          440
Twin Oaks Centre--Silvis, Illinois.......................    04/19/95       95,000        91%        92%          590
                                                                        ----------  ---------  ---------  ------------
                                                                         1,812,000        95%        94%       10,889
                                                                        ----------  ---------  ---------  ------------
Total Enclosed Malls and Neighborhood Centers............                2,701,000        95%        94%   $   16,236
                                                                        ----------  ---------  ---------  ------------
                                                                        ----------  ---------  ---------  ------------
MID-AMERICA BETHAL LIMITED PARTNERSHIP PROPERTIES (3):
ENCLOSED MALLS:
Imperial Mall--Hastings, Nebraska........................    12/01/87      324,000        91%        90%   $    1,720
NEIGHBORHOOD SHOPPING CENTERS:
Stockyards--Omaha, Nebraska
  Plaza (Phase I)........................................    06/01/89      103,000        89%        95%          617
  Theaters (Phase II)....................................    07/17/90       26,000       100%       100%          232
Taylor Heights Shopping Center--Sheboygan, Wisconsin.....    07/30/90       85,000       100%       100%          782
                                                                        ----------  ---------  ---------  ------------
                                                                           214,000        95%        98%        1,631
                                                                        ----------  ---------  ---------  ------------
Total Enclosed Malls and Neighborhood Centers............                  538,000        93%        93%   $    3,351
                                                                        ----------  ---------  ---------  ------------
                                                                        ----------  ---------  ---------  ------------

------------------------

(1) Leased rate represents the percentage of gross leasable area which is leased to third-party tenants.

(2) Amounts are based on the 1998 lease terms of existing lessees at December 31, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol MDI. The following table sets forth the high and low sale prices of the Common Stock, as reported on the New York Stock Exchange Composite Tape and the dividends declared per share of Common Stock by the Company for each calendar quarter in the periods indicated. Dividends declared for a calendar quarter were paid in the next calendar quarter. The stock price at the close of business on December 31, 1997 was $10 1/8.

                                                                                               DIVIDENDS
                                                                        HIGH        LOW        DECLARED
                                                                     ----------    -----     -------------
1996:
  First Quarter....................................................  $       83/8 $       73/4   $     .22
  Second Quarter...................................................  $       87/8 $       81/4   $     .22
  Third Quarter....................................................  $       93/8 $       8    $     .22
  Fourth Quarter...................................................  $      101/8 $       87/8   $     .22
1997:
  First Quarter....................................................  $      11   $       91/2   $     .22
  Second Quarter...................................................  $      10   $       93/8   $     .22
  Third Quarter....................................................  $      101 /16 $       91/2   $     .22
  Fourth Quarter...................................................  $      107/8 $       97/8   $     .22

    At December 31, 1997, there were 8,284,743 shares of common shares issued and outstanding which were held by approximately 1,722 shareholders of record. The shareholders of record do not reflect the persons or entities who held their stock in nominee or "street" name.

ITEM 6.  SELECTED FINANCIAL DATA
  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------
                                                      1997        1996        1995        1994        1993
                                                   ----------  ----------  ----------  ----------  ----------
Total Revenues...................................  $   23,265  $   23,066  $   22,333  $   21,152  $   18,433
Net Income (Loss)................................  $    4,648  $    3,889  $    3,384  $     (128) $    2,196
Dividends Declared:
  Ordinary Income................................  $    6,124  $    5,135  $      414  $    2,650  $    3,222
  Return of Capital..............................       1,166       2,153       6,872       4,637       4,051
                                                   ----------  ----------  ----------  ----------  ----------
                                                   $    7,290  $    7,288  $    7,286  $    7,287  $    7,273
Per Share Amounts:
  Net Income (Loss)..............................  $      .56  $      .47  $      .41  $     (.02) $      .27
  Dividends Declared:
    Ordinary Income..............................  $      .74  $      .62  $      .05  $      .32  $      .39
    Return of Capital............................         .14         .26         .83         .56         .49
                                                   ----------  ----------  ----------  ----------  ----------
                                                   $      .88  $      .88  $      .88  $      .88  $      .88
Weighted Average Number of Shares Outstanding....   8,283,850   8,281,696   8,280,051   8,280,052   8,092,024
OTHER DATA
Funds From Operations (1)(2).....................  $    9,905  $    9,502  $    8,631  $    8,018  $    7,629

------------------------

(1) Persons formerly related to the Company paid certain amounts to the Company as described in Note F Consolidated Financial Statements. Such amounts are not included in the Funds From Operations shown above.

(2) The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds From Operations as net income
    (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds From Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds From Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, Funds From Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds From Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. The Company adopted the White Paper recommendations for reporting periods beginning January 1, 1996. In addition, 1995 Funds From Operations has been restated to conform to the prescribed FFO White Paper.

                                                                          DECEMBER 31,
                                                   ----------------------------------------------------------
                                                      1997        1996        1995        1994        1993
                                                   ----------  ----------  ----------  ----------  ----------
Real Estate Investments:
  Property, net..................................  $  119,590  $  124,312  $  127,765  $  127,261  $  116,439
  Investment in Mid-America Bethal...............      15,027      15,201      15,597      16,367      16,522
  Interest in Twin Oaks Centre, net..............      --          --          --           2,953       5,697
  Investment in Valley Park Centre...............      --          --          --          --           2,889
                                                   ----------  ----------  ----------  ----------  ----------
                                                   $  134,617  $  139,513  $  143,362  $  146,581  $  141,547
Total Assets.....................................  $  140,530  $  145,840  $  150,339  $  151,442  $  147,178
Mortgages and Notes Payable......................  $   61,522  $   64,348  $   65,592  $   63,486  $   51,868
Shareholders' Equity.............................  $   76,913  $   79,535  $   82,916  $   86,813  $   94,081
Shares Outstanding...............................   8,284,743   8,283,255   8,280,524   8,279,892   8,264,627

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements made or to be made by the Company) contain or will contain forward looking statements within the meaning of the Securities Act of 1933 as amended, and the Securities Act of 1934, as amended, which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and the financial results. The statements are based on many assumptions and factors, including general economic conditions, interest rates, consumer behavior, competitive environment and related market conditions, operating efficiencies, and actions of governments. Any changes in such assumptions or factors could produce significantly different results.

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

    At December 31, 1997, the Company had invested approximately 96% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

    Net cash flows from investing activities were $563,000. Net cash flows provided during 1997 from the sales of real estate totaled $344,000. In addition, principal proceeds from the Company's notes receivable and the Yield Maintenance Agreement with the former related parties totaled approximately $1,674,000 for the year ended December 31, 1997, while principal proceeds from the repayment of tax increment financing bonds totaled $160,000 for the same period. During 1997, the Company invested approximately $1,527,000 in expansion projects, tenant improvements and other capital expenditures.

    Net cash flows from financing activities were ($10,198,000). Dividends paid for the year ended December 31, 1997 were $.88 per share or $7,290,000. At the present time, the Company has sufficient funds to support operations and the payment of dividends in accordance with the Company's dividend policy.

    At December 31, 1997, the Company had a debt-to-equity ratio of .80 to 1, compared to .81 to 1 at December 31, 1996, based upon the ratio of mortgages and notes payable to total shareholders' equity. The decrease in the ratio from December 31, 1996 resulted primarily from the effect of the Company's use of proceeds from the Yield Maintenance Agreement and the sale of real estate to reduce variable rate debt. The Company's ratio of debt to total market capitalization was 38% at December 31, 1997, compared to 45% at December 31, 1996.

    During 1998, principal payments of approximately $12,241,000 under mortgage and revolving credit agreements will mature. The mortgages collateralized by Lakewood Mall ($6,912,000 at 8.5%) and the Meadows Shopping Center ($2,899,000 at 9.88%) are expected to be extended for a period of five to seven years. Revolving credit agreements of approximately $1,871,000 mature during 1998 and are expected to be extended for one year.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1997 AND 1996

    Net income for the year ended December 31, 1997 was $4,648,000 or $.56 per share, which included a net gain on the sale of real estate of $130,000, or $.02 per share. These results compare to $3,889,000 or $.47 per share for the year ended December 31, 1996, which included a net loss on the sale of real estate of $289,000 or $.03 per share.

    The increase in net income for the year ended December 31, 1997 compared to the year ended December 31, 1996 was primarily due to increased base and percentage rents, positive impact of recent expansion activities, and a decrease in the weighted average debt outstanding which reduced the weighted average cost of funds during 1997. Also impacting the increase in net income is a $130,000 gain on sale of real estate sold during 1997 compared to a $289,000 loss on sale of real estate sold in 1996. The Company experienced an increase of $199,000 in total revenues and a $70,000 decrease in total expenses from the year ended December 31, 1997 compared to the same period in 1996.

    RENTAL INCOME

    Rental income for the year ended December 31, 1997 was $17,348,000 compared to $17,012,000 for the year ended December 31, 1996, an increase of $336,000 or 2%. This increase in rental income reflects the effect of new leases and rent increases, the full year impact of 1996 expansion activities and the partial year impact of 1997 expansion activities, specifically the Herberger's Department Store expansion at Lakewood Mall in Aberdeen, South Dakota which began operating in March 1996, and the theatre expansion at Monument Mall in Scottsbluff, Nebraska which began operating in September 1996, and the partial year impact of the theatre expansion at Lakewood Mall in Aberdeen, South Dakota which began operating in May 1997.

    REIMBURSEMENT INCOME

    Reimbursement income for the year ended December 31, 1997 was $5,130,000 compared to $5,097,000 for the year ended December 31, 1996, an increase of $33,000 or 1%. This increase in reimbursement income reflects the effect of new leases and the positive impact of recent expansion activities.

    PROPERTY MANAGEMENT INCOME

    Property management income, which primarily consists of lease and property management fees from properties managed for Mid-America Bethal, was $172,000 for the year ended December 31, 1997 compared to $194,000 for the year ended December 31, 1996, a decrease of $22,000 or 11%. The decrease was attributable to fewer new leases at properties owned by Mid-America Bethal during 1997 compared to 1996.

    OTHER INCOME

    Other income for the year ended December 31, 1997 was $615,000 compared to $763,000 for the year ended December 31, 1996, a decrease of $148,000 or 19%. The decrease was primarily attributable to a $90,000 final settlement from the Company's investment in Valley Park Center in 1996 and a decrease in interest income on the Company's temporary investments, notes receivable and tax increment financing bonds for the year ended December 31, 1997 compared to the same period in 1996.

    REAL ESTATE TAXES

    Real estate taxes for the year ended December 31, 1997 were $2,952,000 compared to $3,076,000 for the year ended December 31, 1996, a decrease of $124,000 or 4%. This decrease was primarily due to successfully negotiating a reduction of taxable value at several properties, coupled with a decrease in the tax assessed levy at several properties.

    OTHER PROPERTY COSTS

    Other property costs for the year ended December 31, 1997 were $3,813,000 compared to $3,584,000 for the year ended December 31, 1996, an increase of $229,000 or 6%. This increase was due primarily to an increase in legal and professional fees related to litigation arising from the normal course of business.

    INTEREST EXPENSE

    Interest expense for the year ended December 31, 1997 was $5,539,000 compared to $5,787,000 for the year ended December 31, 1996, a decrease of $248,000 or 4%. The decrease was due primarily to a decrease in the average total debt outstanding in 1997 over 1996 coupled with a decrease in the average cost of funds. The Company's average total debt was $62,768,000 for the twelve months ended December 31, 1997 compared to $65,306,000 for the twelve months ended December 31, 1996. In addition, the average cost of funds for the twelve months ended December 31, 1997 was 8.83% compared to 8.86% during the same period in 1996.

    ADMINISTRATIVE EXPENSES

    Administrative expenses for the year ended December 31, 1997 were $1,370,000 compared to $1,268,000 for the year ended December 31, 1996, an increase of $102,000 or 8%. This increase related primarily to legal and consulting fees paid by the Company for evaluation of strategic alternatives.

    PROPERTY MANAGEMENT AND LEASING EXPENSES

    Property management and leasing expenses for the year ended December 31, 1997 were $1,118,000 compared to $1,062,000 for the year ended December 31, 1996, an increase of $56,000 or 5%. This increase was primarily attributable to an increase in occupancy costs coupled with an increase in salary levels for existing employees for cost of living increases.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the year ended December 31, 1997 was $4,981,000 compared to $5,066,000 for the year ended December 31, 1996, a decrease of $85,000 or 2%. This decrease was related to a reduction of the basis of the specific properties related to proceeds received under the Yield Maintenance Agreement. See Footnote F on the Company's Consolidated Financial Statements.

    EQUITY IN EARNINGS OF MID-AMERICA BETHAL LIMITED PARTNERSHIP

    The Company's equity in earnings of Mid-America Bethal Limited Partnership for the year ended December 31, 1997 was $1,026,000 compared to $955,000 for the year ended December 31, 1996, an increase of $71,000 or 7%. The increase was a result of the full year impact of 1996 leasing activities and the partial year impact of 1997 leasing activities coupled with a slight decrease in real estate taxes and other property expenses for the twelve months ended December 31, 1997 compared to the same period in 1996.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1996 AND 1995

    Net income for the year ended December 31, 1996 was $3,889,000 or $.47 per share, which included a net loss on the sale of real estate of $289,000, or $.03 per share. These results compare to $3,384,000 or $.41 per share for the year ended December 31, 1995, which included a net gain on sales of real estate of $189,000 or $.02 per share.

    The increase in net income for the year ended December 31, 1996 compared to the year ended December 31, 1995 was primarily due to increased base and percentage rents, positive impact of expansion activities, a decrease in the weighted average cost of funds during 1996 and the continued impact of the Company's expense reduction initiatives. The Company experienced an increase of $733,000 in total revenues and a $254,000 decrease in total expenses from the year ended December 31, 1996 compared to the same period in 1995.

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

    PROPERTY MANAGEMENT AND LEASING EXPENSES

    Property management and leasing expenses for the year ended December 31, 1996 were $1,062,000 compared to $812,000 for the year ended December 31, 1995, an increase of $250,000 or 31%. This increase was primarily attributable to the impact of the acquisition of the Twin Oaks Centre in April 1995, an increase in leasing and marketing activities and the timing of certain property management expenses.

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

FUNDS FROM OPERATIONS

    Management considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. See "Selected Financial Data" above for the definition of Funds From Operations.

    Funds From Operations were $9,905,000 for the year ended December 31, 1997 compared to $9,502,000 for the year ended December 31, 1996. The increase of $403,000 or 4%, was attributable to the positive impact of recent expansion activities, a decrease in the Company's weighted average debt outstanding which reduced the weighted average cost of funds and, to a lesser degree, increased base rents.

    Funds From Operations is computed as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1997       1996       1995
                                                                             ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
Net Income.................................................................  $   4,648  $   3,889  $   3,384
Depreciation and Amortization (1)..........................................      4,818      4,859      4,857
(Gain) Loss on Sales of Real Estate, net (2)...............................       (130)       289       (189)
Investment in Mid-America Bethal:
  Equity in Earnings.......................................................     (1,026)      (955)      (959)
  Equity in Funds From Operations (3)......................................      1,595      1,510      1,538
  Other....................................................................     --            (90)    --
                                                                             ---------  ---------  ---------
Funds From Operations......................................................  $   9,905  $   9,502  $   8,631
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

------------------------

(1) Depreciation and amortization for the year ended December 31, 1997, 1996 and 1995, respectively, consisted of real property depreciation of $4,487,000, $4,489,000 and $4,389,000, lease fee amortization of $229,000, $266,000 and
    $366,000, and other intangible amortization of $102,000, $104,000 and $102,000.

(2) Gain on sale of real estate for year ended 1997 consists of a $130,000 gain from the sale of two outlot parcels. Loss on sales of real estate for the year ended December 31, 1996 consisted of a net loss of $314,000 on the sale of the Westview Plaza in McCook, Nebraska and a net gain of $24,400 on the sale of an outlot parcel. Gains on sales of real estate for the year ended December 31, 1995 consisted of a $189,000 gain from the sale of two outlot parcels.

(3) Equity in Funds From Operations of Mid-America Bethal for the years ended December 31, 1997, 1996 and 1995, respectively, included real property depreciation of $548,000, $536,000 and $542,000, and lease fee amortization of $19,000, $19,000 and $37,000.

YEAR 2000 CHANGES

    The Company plans to install vendor upgrades for each of its computer-based applications that will accommodate the millennium change. The Company does not believe the Year 2000 computer issues will have a material impact on the financial position or results of operations of the Company, although the Company is unable to quantify at this time the potential adverse effects associated with external relationships.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this item appear in the audited consolidated financial statements and schedules included herein and listed in the index on page 17 of this report. The supplementary data required by this item appears at footnote J entitled "Quarterly Information (Unaudited)" on page 33 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change in the Company's independent accountants during the two most recent fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to the Sections entitled "Persons Nominated for Election as Directors" and "Executive Officers of the Company" in the 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Sections entitled "Director Meetings and Compensation", "Summary Compensation Table", "Option Grants in 1997", "Option Exercises in 1997 and Year-End Values Table", and "Employment Agreements" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Sections entitled "Ownership of Shares by Directors and Executive Officers" and "Ownership of Certain Beneficial Owners" in the 1998 Proxy Statement.

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

(B) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

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

                      MID-AMERICA REALTY INVESTMENTS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

    The following Consolidated Financial Statements of Mid-America Realty Investments, Inc. and the related Independent Auditors' Report are included in
Item 8 and Item 14 (a) (1):

                                                                                            PAGE
                                                                                            -----
Report of Management...................................................................          18
Independent Auditors' Report...........................................................          19
Consolidated Balance Sheets at December 31, 1997 and 1996..............................          20
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and
 1995..................................................................................          21
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997,
 1996 and 1995.........................................................................          22
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
 1995..................................................................................          23
Notes to Consolidated Financial Statements.............................................          25

    The following Consolidated Financial Statement Schedule of Mid-America Realty Investments, Inc. is included in Item 14(a)(2):

Schedule III--Real Estate and Accumulated Depreciation................          34

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

                             [SIG]                                 [SIG]

Jerome L. Heinrichs                            Dennis G. Gethmann
CHAIRMAN AND CHIEF EXECUTIVE OFFICER           PRESIDENT AND CHIEF OPERATING OFFICER

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mid-America Realty Investments, Inc.

    We have audited the accompanying consolidated balance sheets of Mid-America Realty Investments, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mid-America Realty Investments, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
January 28, 1998
Omaha, Nebraska

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                        (COLUMNAR DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Cash......................................................................................  $   --      $   --
Accounts receivable, net of allowance of $175,000 and $195,000............................       1,744       1,571
Notes receivable, net of allowance of $70,000.............................................         400         498
Property:
  Land and land improvements..............................................................      37,129      37,352
  Buildings...............................................................................     114,935     114,913
  Equipment and fixtures..................................................................         559         555
                                                                                            ----------  ----------
                                                                                               152,623     152,820
  Less: Accumulated depreciation..........................................................     (33,033)    (28,508)
                                                                                            ----------  ----------
  Property, net...........................................................................     119,590     124,312
Investment in Mid-America Bethal Limited Partnership......................................      15,027      15,201
Intangible assets, less accumulated amortization of $3,834,000 and $3,422,000.............       1,382       1,623
Other assets..............................................................................       2,387       2,635
                                                                                            ----------  ----------
                                                                                            $  140,530  $  145,840
                                                                                            ----------  ----------
                                                                                            ----------  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable...............................................................  $   61,522  $   64,348
Accrued liabilities.......................................................................       2,095       1,957
                                                                                            ----------  ----------
    Total Liabilities.....................................................................      63,617      66,305

Commitments and Contingencies

Shareholders' Equity:
  Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding
    8,284,743 and 8,283,255 shares........................................................          83          83
  Capital in excess of par value..........................................................     119,720     119,700
  Distributions in excess of net income...................................................     (42,890)    (40,248)
                                                                                            ----------  ----------
    Total Shareholders' Equity............................................................      76,913      79,535
                                                                                            ----------  ----------
                                                                                            $  140,530  $  145,840
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             (COLUMNAR DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1997        1996        1995
                                                                             ----------  ----------  ----------
REVENUES
  Rental income............................................................  $   17,348  $   17,012  $   16,564
  Reimbursement income.....................................................       5,130       5,097       4,834
  Property management and leasing income...................................         172         194         200
  Other income.............................................................         615         763         735
                                                                             ----------  ----------  ----------
  Total Revenues...........................................................      23,265      23,066      22,333

EXPENSES
  Real estate taxes........................................................       2,952       3,076       3,063
  Other property costs.....................................................       3,813       3,584       3,674
  Interest expense.........................................................       5,539       5,787       5,965
  Administrative expenses..................................................       1,370       1,268       1,458
  Property management and leasing expenses.................................       1,118       1,062         812
  Depreciation and amortization............................................       4,981       5,066       5,125
                                                                             ----------  ----------  ----------
  Total Expenses...........................................................      19,773      19,843      20,097
                                                                             ----------  ----------  ----------
  Income Before Equity in Earnings of Mid-America Bethal Limited
    Partnership and Gain (Loss) on Sales of Real Estate, net...............       3,492       3,223       2,236
  Equity in Earnings of Mid-America Bethal Limited Partnership.............       1,026         955         959
                                                                             ----------  ----------  ----------

INCOME FROM OPERATIONS.....................................................       4,518       4,178       3,195
Gain (Loss) on Sales of Real Estate, net...................................         130        (289)        189
                                                                             ----------  ----------  ----------

NET INCOME.................................................................  $    4,648  $    3,889  $    3,384
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted Average Shares Outstanding During Period..........................   8,283,850   8,281,696   8,280,051
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

NET INCOME PER COMMON SHARE................................................  $      .56  $      .47  $      .41
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                                   CAPITAL IN  DISTRIBUTIONS
                                                                       COMMON      EXCESS OF   IN EXCESS OF
                                                                        STOCK      PAR VALUE    NET INCOME     TOTAL
                                                                    -------------  ----------  ------------  ---------
BALANCE, JANUARY 1, 1995..........................................    $      83    $  119,677   $  (32,947)  $  86,813
  Issuance of shares..............................................       --                 5       --               5
  Net income......................................................       --            --            3,384       3,384
  Dividends declared and paid--$.88 per share.....................       --            --           (7,286)     (7,286)
                                                                            ---    ----------  ------------  ---------
BALANCE, DECEMBER 31, 1995........................................           83       119,682      (36,849)     82,916
  Issuance of shares..............................................       --                18       --              18
  Net income......................................................       --            --            3,889       3,889
Dividends declared and paid--$.88 per share.......................       --            --           (7,288)     (7,288)
                                                                            ---    ----------  ------------  ---------
BALANCE, DECEMBER 31, 1996........................................           83       119,700      (40,248)     79,535
  Issuance of shares..............................................       --                20       --              20
  Net income......................................................       --            --            4,648       4,648
  Dividends declared and paid--$.88 per share.....................       --            --           (7,290)     (7,290)
                                                                            ---    ----------  ------------  ---------
BALANCE, DECEMBER 31, 1997........................................    $      83    $  119,720   $  (42,890)  $  76,913
                                                                            ---    ----------  ------------  ---------
                                                                            ---    ----------  ------------  ---------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1997       1996        1995
                                                                                  ----------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income....................................................................  $    4,648  $   3,889  $    3,384
  Adjustments:
    Depreciation and amortization...............................................       4,981      5,066       5,125
    Investment in Mid-America Bethal Limited Partnership:
      Equity in earnings........................................................      (1,026)      (955)       (959)
      Distributions received....................................................       1,200      1,350       1,500
    (Gain) loss on sales of real estate, net....................................        (130)       289        (189)
    (Decrease) increase in related liabilities..................................        (167)       145         537
    Decrease (increase) in related assets.......................................         129       (358)       (542)
                                                                                  ----------  ---------  ----------
Net Cash Flows From Operating Activities........................................       9,635      9,426       8,856
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of real estate............................................         344        572         469
  Principal repayments of notes receivable......................................         157        334         123
  Additions to property:
    Expansion projects & other capital expenditures.............................      (1,107)    (1,725)     (1,184)
    Tenant improvements.........................................................        (420)      (280)       (667)
  Cash paid for leasing fees....................................................         (88)       (55)       (263)
  Payments from Yield Maintenance Agreement.....................................       1,517         19       1,027
  Principal repayments of Tax Increment Financing Bonds.........................         160        242          71
                                                                                  ----------  ---------  ----------
  Net Cash Flows From Investing Activities......................................         563       (893)       (424)
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on short-term debt, net..............................................      (2,989)      (119)     (2,147)
  Proceeds of mortgages payable.................................................         726     --          14,500
  Principal payments on mortgages payable.......................................        (563)    (1,126)    (13,279)
  Cash paid for loan fees.......................................................         (82)    --            (220)
  Dividends paid................................................................      (7,290)    (7,288)     (7,286)
                                                                                  ----------  ---------  ----------
  Net Cash Flows From Financing Activities......................................     (10,198)    (8,533)     (8,432)
                                                                                  ----------  ---------  ----------
NET CHANGE IN CASH..............................................................      --         --          --
CASH, BEGINNING OF YEAR.........................................................      --         --          --
                                                                                  ----------  ---------  ----------
CASH, END OF YEAR...............................................................  $   --      $  --      $   --
                                                                                  ----------  ---------  ----------
                                                                                  ----------  ---------  ----------

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

1997:      (A)        Both of the Company's acquisition lines of credit were extended, one to July 1998 and the other to July 1999.
           (B)        The Company extended its working line of credit two years to July 1999.
           (C)        The Company refinanced the Miracle Hills Park Shopping Center fixed rate mortgage for seven years to August 2004. Proceeds of $4,000,000 were used to repay the maturing $3,300,000 fixed rate mortgage secured by Miracle Hills Shopping Center and to repay variable rate acquisition line debt.

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

1995:      (A)        Both of the Company's acquisition lines of credit were extended, one to July 1996 and the other to July 1997.
           (B)        The Company extended its working line of credit two years to July 1997.
           (C)        The Company extended the Lakewood Mall mortgage loan for three years to August
                       1998.
           (D)        The Company assumed the Twin Oaks Centre loan. See Note B to the Company's
                       Consolidated Financial Statements.

                See notes to consolidated financial statements.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS--Mid-America Realty Investments, Inc. (the "Company"), a Maryland corporation, owns and manages income-producing properties, primarily enclosed malls and neighborhood shopping centers. The Company has qualified as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code.

    At December 31, 1997, the Company owned 18 neighborhood shopping centers and four enclosed malls located as follows: eight in Nebraska, three in Wisconsin, two each in Indiana and Minnesota, and one each in Arkansas, Georgia, Illinois, Iowa, Michigan, South Dakota and Tennessee. Additionally, the Company is a 50% partner in Mid-America Bethal Limited Partnership ("Mid-America Bethal") which owns two neighborhood shopping centers in Nebraska and Wisconsin and one enclosed mall in Nebraska.

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

    INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP--The Company's 50% investment in Mid-America Bethal is accounted for using the equity method.

    PROPERTY--Property is stated at the lower of depreciated cost or the amount estimated to be recoverable through future cash flows from property operations and dispositions. Assets are depreciated using the straight-line method over the following lives: land improvements--15 years; buildings--40 years; tenant improvements--shorter of the term of the lease or the estimated useful life of the improvement; and equipment and fixtures--5 to 7 years. Real property depreciation for the years ended December 31, 1997, 1996 and 1995 was $4,487,000, $4,489,000 and $4,389,000, respectively. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" requires that long-lived assets such as real estate assets be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like those held by the Company, the determination of whether there is an impairment loss is dependent primarily on the Company's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At December 31, 1997, the Company does not hold any assets that meet the impairment criteria of SFAS No. 121.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTANGIBLE ASSETS--Fees paid for leasing commissions on new or renewed leases are amortized using the straight-line method over the initial term or extension of the lease. Costs incurred to obtain mortgages and notes payable are being amortized over the term of the obligation or agreement. Other intangible assets, primarily from the acquisition of Mid-America Centers Corp., are being amortized using the straight-line method over periods of 60-120 months.

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

    The dividends paid during 1997, 1996 and 1995 were allocated between ordinary income and non-taxable return of capital as follows (amounts are per share):

                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
Ordinary income.........................................................  $     .74  $     .62  $     .05
Return of capital.......................................................        .14        .26        .83
                                                                                ---        ---        ---
                                                                          $     .88  $     .88  $     .88
                                                                                ---        ---        ---
                                                                                ---        ---        ---

    In 1995, a portion of previously recorded book losses associated with the Company's interest in Twin Oaks Centre were utilized for income tax purposes. As a result of the settlement described in footnote B, these losses affected the taxation of dividends paid during 1995 by increasing the return of capital portion and decreasing the ordinary income portion.

    REPURCHASE OF COMMON STOCK--Under the laws of the state of Maryland, all shares of common stock reacquired by the Company must be retired.

    NET INCOME PER SHARE--Net income per share was determined by dividing net income for the periods presented by the weighted average number of shares of common stock outstanding for the period. Dilutive net income per share, which includes the effect of common stock equivalents, as required by SFAS No. 128, "Earnings Per Share", was determined to have no impact on earnings per share.

    OTHER--In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", all of which are effective for fiscal years beginning after December 15, 1997. The provisions of these statements are of a disclosure nature only and will not have an impact on the operations of the Company.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

B.  PROPERTY TRANSACTIONS

    WESTVIEW PLAZA--In August 1996, the Company completed the sale of Westview Plaza in McCook, Nebraska. The gross sales price was $425,000 resulting in a book loss of approximately $314,000. Proceeds from the sale were used to reduce bank debt.

    OUTLOT SALES,--During 1997, the Company sold two outlot parcels for total proceeds of $344,000, resulting in a gain of $130,000. During 1996 and 1995, the Company sold one and two outlot parcels, respectively, for total proceeds of $183,000 and $469,000, respectively, resulting in book gains of $24,400 and $189,000, respectively.

    TWIN OAKS CENTRE--On April 19, 1995, the Company entered into a settlement agreement with the Twin Oaks Centre Limited Partnership (the "Partnership"). The Partnership was in default on a mortgage loan to the Company. Pursuant to the settlement, the Company took ownership of the underlying collateral which consisted of the Twin Oaks Centre ("TOC"), a 95,000 square foot neighborhood shopping center in Silvis, Illinois and tax increment financing bonds ("TIF") payable from incremental sales and real estate taxes generated by the shopping center and adjacent properties. In conjunction with the Settlement, the Company transferred from "Interest in Twin Oaks Centre" on the Consolidated Balance Sheet, the estimated value of the TOC ($4,136,000) to "Property", the estimated value of the TIF Bonds ($2,000,000) to "Other Assets", and the balance of a first mortgage (the "TOC Loan"), which was assumed by the Company, to "Mortgages and Notes Payable". The TOC Loan had a balance of $3,033,000 on April 19, 1995. Since the settlement date, the Company has received approximately $1,144,000 from the City of Silvis, Illinois related to the TIF Bonds; approximately $472,000 of this payment was recorded by the Company as principal reduction.

C.  NOTES RECEIVABLE

    Notes receivable at December 31, 1997 consists of two separate notes from parties formerly related to the Company. The notes carry interest rates of 9.50% and 12%, mature in varying amounts through 2004 and are collateralized by specific tangible assets and personal guarantees.

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

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

D. INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP (CONTINUED) Summarized financial information on Mid-America Bethal is as follows:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
BALANCE SHEETS
  Assets:
    Cash and cash equivalents...............................................................  $     823  $     751
    Property, net of accumulated depreciation of $8,471,000 and $7,370,000..................     28,652     29,097
    Other assets............................................................................        592        572
                                                                                              ---------  ---------
                                                                                              $  30,067  $  30,420
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  Liabilities and Partners' Capital:
    Accrued liabilities.....................................................................  $      13  $      18
    Partners' capital.......................................................................     30,054     30,402
                                                                                              ---------  ---------
                                                                                              $  30,067  $  30,420
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
STATEMENTS OF OPERATIONS
  Total Revenues.....................................................................  $   4,561  $   4,442  $   4,330
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Net Income.........................................................................  $   2,052  $   1,909  $   1,918
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

EQUITY IN EARNINGS OF MID-AMERICA BETHAL RECORDED BY THE COMPANY.....................  $   1,026  $     955  $     959
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    Mid-America Centers Corp. has agreements with Mid-America Bethal for the management and leasing of properties owned by Mid-America Bethal. For the years ended December 31, 1997, 1996 and 1995, Mid-America Bethal paid property management fees of $178,000, $171,000, and $172,000, respectively, and incurred and capitalized leasing commissions of $16,000, $32,000, and $28,000, respectively. In addition, the Company administers the day-to-day activities of Mid-America Bethal. For these services, the Company received administrative fees from Mid-America Bethal of $25,000, $20,000 and $20,000 for the twelve months ended December 31, 1997, 1996 and 1995, respectively.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

E.  MORTGAGES AND NOTES PAYABLE

    Mortgages and notes payable are comprised of the following:

                                                                                                      DECEMBER 31,
                                                MAXIMUM    INTEREST     ANNUAL                    --------------------
                                               AVAILABLE     RATE       PAYMENT    MATURITY DATE    1997       1996
                                              -----------  ---------  -----------  -------------  ---------  ---------
Fixed-Rate Mortgage Debt:
  Mortgages and Notes Payable:
    Lakewood Mall...........................                   8.50%   $     768       Aug. 1998  $   7,043  $   7,204
    Meadows S.C.............................                   9.88%   $     346       Nov. 1998      2,950      3,002
    Twin Oaks Centre........................                   8.50%   $      84       Apr. 1999        688        699
    Twin Oaks Centre (See Note B)...........                   8.50%   $     342       Apr. 1999      2,854      2,915
    Eastville Plaza.........................                   9.25%   $     292       Feb. 2001      2,902      2,925
    Rivergate S.C...........................                  10.00%   $     336       Jan. 2002      3,064      3,093
    Shenandoah Plaza........................                  10.00%   $     456       Jan. 2002      4,117      4,156
    Edgewood S.C............................                   9.08%   $     590       Feb. 2002      6,500      6,500
    Southport Centre........................                   9.20%   $     736       Apr. 2002      8,000      8,000
    Moorland Square.........................                   9.00%   $     384       Nov. 2002      3,539      3,600
    Kimberly West...........................                   8.00%   $     403       Dec. 2002      4,014      4,092
    Miracle Hills Park......................                   8.28%   $     379       Aug. 2004      3,980      3,302
                                                                                                  ---------  ---------
  Total Fixed-Rate Mortgage Debt............                                                         49,651     49,488
Adjustable-Rate Debt:
  Revolving Credit Agreements:
    Working Line of Credit..................   $   5,000       7.66%                   July 1999     --            545
    Lines of Credit for Acquisitions........   $  10,000       7.66%                   July 1999     10,000      4,756
                                               $  15,000       7.97%                   July 1998      1,871      9,559
                                                                                                  ---------  ---------
Total Adjustable Rate Debt..................                                                         11,871     14,860
                                                                                                  ---------  ---------
Total Mortgages and Notes Payable...........                                                      $  61,522  $  64,348
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

    During 1997, the Company finalized a $4,000,000, 8.28% fixed rate mortgage loan secured by the Miracle Hills Park Shopping Center. The net proceeds from this loan were used to repay the maturing $3,300,000 fixed rate mortgage secured by the Miracle Hills Park Shopping Center and to repay variable rate acquisition line debt. This loan has a seven (7) year term with payments based on a 25-year amortization. The Company paid fees of approximately $46,000. In addition, the Company renegotiated the terms of its revolving credit agreements. The $5,000,000 working capital and the $10,000,000 acquisition lines of credit were extended to July 1999 for an extension fee of $15,000. Both lines are priced at 200 basis points over LIBOR. The $15,000,000 acquisition line was extended until July 1998 with the interest rate remaining at 250 basis points over LIBOR; non-use fee of 25 basis points was eliminated. The interest rate can be reduced by 25 basis points if $100,000 of non-interest bearing deposits are kept with the lending institution. At December 31,1997, the Company had $100,000 of deposits with the lending institution and the interest rate of the acquisition line was LIBOR plus 225 basis points.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

E.  MORTGAGES AND NOTES PAYABLE (CONTINUED)
    Principal maturities of total mortgages and notes payable, after giving effect to the commitments described above, for the next five years are as follows: 1998--$12,241,000; 1999--$13,795,000; 2000-- $479,000;
2001--$3,351,000; 2002--$27,982,000, and thereafter--$3,674,000.

    Substantially all of the Company's properties serve as collateral on one or more of the above-mentioned obligations. The Company was in compliance with all debt covenants at December 31, 1997 which require, among other covenants, that the Company's total debt will not exceed 50% of total assets.

F. COMMITMENTS AND CONTINGENCIES

    YIELD MAINTENANCE AGREEMENT--In June 1992, the Company entered into a Yield Maintenance Agreement (as amended, the "YMA") with parties formerly related to the Company. Under the YMA, the formerly related parties guaranteed a 10% return from June 1, 1992 to December 31, 1996, calculated on a quarterly basis, to the Company based upon the amount of the Company's Investment Base for five specific properties purchased from the formerly related parties.

    Under the YMA, the market value of these properties was determined as of December 31, 1996. The determined market value was based on a 10.25% capitalization rate applied to net operating income for the year ended December 31, 1996. The determined market value of the properties was less than the Company's adjusted acquisition cost, and pursuant to the YMA, the difference was owed to the Company, subject to certain limits. The obligations of the formerly related parties under the YMA were limited to $2,800,000.

    During second quarter 1997, the Company received the final settlement of approximately $1,421,000 due under the YMA. The proceeds, which prior to receipt were not reflected in the consolidated financial statements of the Company, were used to reduce bank line debt. In addition, because receipt of these amounts was not considered operating income, these amounts were not considered net income and were applied against the carrying value of the properties purchased from the formerly related parties.

    LITIGATION--The Company is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

G. EMPLOYEE BENEFIT AND STOCK PLANS

    RETIREMENT SAVINGS PLAN--In 1994, the Company established a qualified savings 401(k) plan covering substantially all full-time employees. Participants may contribute up to 15% of their pre-tax base pay with a discretionary Company matching contribution. During 1996, the Company contribution was equal to 25% of the first 4% of participant contributions. Effective January 1, 1997, the Company contribution was increased to 50% of the first 4% of participant contributions. Participants vest in Company contributions over five years. Contribution expense for the years ended December 31, 1997 and 1996 was $19,600 and $14,400, respectively.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

    STOCK PLANS--Pursuant to the Amended Stock Option Plan which was approved by shareholders in 1992 and the 1995 Stock Plan approved by shareholders in 1995 (collectively, the "Plans"), the Compensation Committee of the Board of Directors is authorized to issue options to purchase shares of common stock at the then current market price of such shares and other stock awards to employees of the Company and Mid-America Centers Corp. Stock options become exercisable over discretionary periods not to exceed 10 years from the date of grant. At December 31, 1997, approximately 200,000 shares remained available for issuance under the Plans.

    Following is a summary of the option activity under the Plans:

                                                                   SHARES UNDER
                                                                      OPTION      OPTION PRICE PER SHARE
                                                                   -------------  ----------------------
Outstanding January 1, 1992......................................       --                  --
Granted..........................................................       108,000   $ 10.375 to $25.375
                                                                   -------------
Outstanding December 31, 1992....................................       108,000   $ 10.375 to $25.375
Granted..........................................................       140,000   $       10.75
Canceled.........................................................      (108,000)  $ 10.375 to $25.375
                                                                   -------------
Outstanding December 31, 1993....................................       140,000   $       10.75
Forfeited........................................................       (15,000)  $       10.75
                                                                   -------------
Outstanding at December 31, 1994.................................       125,000   $       10.75
Granted..........................................................       100,000   $        8.00
Forfeited........................................................       (10,000)  $       10.75
                                                                   -------------
Outstanding at December 31, 1995, 1996 and 1997..................       215,000   $   8.00 to $10.75
                                                                   -------------
                                                                   -------------

At December 31, 1997, 215,000 stock options were exercisable.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation" (FAS 123), effective for fiscal years beginning after December 15, 1995. The statement requires employers to adopt a fair value method of accounting for the recognition of employee stock based compensation expense or, as an alternative, supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations. The Company has elected the supplemental disclosure option and has determined, based on the use of the Black-Scholes option-pricing model and appropriate Company-specific assumptions, that expense recognition of employee stock based compensation would have had an immaterial impact on the Company's consolidated operating results or net income per share.

H. DISCLOSURE OF FAIR VALUE

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

H. DISCLOSURE OF FAIR VALUE (CONTINUED)
    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

    NOTES RECEIVABLE AND TIF BOND:

    The carrying amounts of these items represent the Company's reasonable estimate of their fair value.

    MORTGAGES AND NOTES PAYABLE--FIXED RATE MORTGAGE DEBT:

    At December 31, 1997, the carrying amount was $49,651,000 compared to an estimated fair market value of approximately $50,102,000. Interest rates that are currently available to the Company for the issuance of mortgages with similar terms and remaining maturities were used to estimate fair value of these mortgages.

I. LEASING ACTIVITIES

    Spaces in the Company's properties are leased under operating leases with initial terms ranging from one to 40 years. Certain of the leases contain options to renew. Leases generally provide for minimum rents and percentage rents plus reimbursement of certain operating expenses. The majority of tenants pay reimbursements for their pro rata share of certain operating expenses.

    Rent income in excess of base rent from tenants with percentage rent provisions (based upon tenant sales levels for a specified period) for the years ended December 31, 1997, 1996 and 1995 was $597,000, $471,000, and $536,000,
respectively.

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

    The only tenant with rental commitments more than 10% of the gross leasable space of the properties owned by the Company at December 31, 1997 is Wal-Mart, whose five stores at properties owned by the Company account for approximately 15% of total gross leasable area. Wal-Mart also operates stores adjacent to three of the Company's properties and to one of Mid-America Bethal's properties.

              MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

I. LEASING ACTIVITIES (CONTINUED)
    Future base rents under non-cancelable operating leases on properties owned solely by the Company at December 31, 1997 are as follows:

                                                                                     OTHER
YEAR ENDING DECEMBER 31,                                               WAL-MART     TENANTS      TOTAL
--------------------------------------------------------------------  -----------  ----------  ----------
      1998..........................................................   $   1,232   $   15,005  $   16,237
      1999..........................................................       1,232       14,161      15,393
      2000..........................................................       1,232       13,256      14,488
      2001..........................................................       1,232       12,170      13,402
      2002..........................................................       1,232       10,940      12,172
      Thereafter....................................................       4,457       76,092      80,549
                                                                      -----------  ----------  ----------
                                                                       $  10,617   $  141,624  $  152,241
                                                                      -----------  ----------  ----------
                                                                      -----------  ----------  ----------

    The Company had no tenant which in any of the three years ended December 31, 1997 provided 10% or more of the Company's rental income or total revenues.

J. QUARTERLY INFORMATION (UNAUDITED)

                                                     FIRST       SECOND      THIRD       FOUTH
                                                    QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                                   ----------  ----------  ----------  ----------  ----------
Year Ended December 31, 1997:
  Total revenues.................................  $    5,789  $    5,815  $    5,815  $    5,846  $   23,265
  Net income.....................................  $    1,243  $    1,082  $    1,130  $    1,193  $    4,648
  Net income per share...........................  $      .15  $      .13  $      .14  $      .14  $      .56
  Dividends declared per share...................  $      .22  $      .22  $      .22  $      .22  $      .88
  Weighted average number of shares
    outstanding..................................   8,283,255   8,283,759   8,284,275   8,284,743   8,283,850

Year Ended December 31, 1996:
  Total revenues.................................  $    5,893  $    5,797  $    5,736  $    5,640  $   23,066
  Net income.....................................  $    1,166  $      950  $      769  $    1,004  $    3,889
  Net income per share...........................  $      .14  $      .11  $      .09  $      .13  $      .47
  Dividends declared per share...................  $      .22  $      .22  $      .22  $      .22  $      .88
  Weighted average number of shares
    outstanding..................................   8,280,842   8,281,407   8,281,978   8,282,548   8,281,696

K. SUBSEQUENT EVENT

    On January 27, 1998, the Company declared a cash dividend of $.22 per common share payable on February 24, 1998 to stockholders of record on February 10, 1998.

               MID-AMERICA REALTY INVESTMENTS INC. AND SUBSIDIARY
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                         REDUCTIONS     GROSS AMOUNT AT WHICH CARRIED AT
                                                           ADDITIONAL       FROM
                                 INITIAL COST TO COMPANY      COSTS       RECEIPTS             DECEMBER 31, 1997
                                -------------------------  SUBSEQUENT    SUBSEQUENT   ------------------------------------
                      ENCUM-                BUILDINGS AND      TO            TO                  BUILDINGS AND
    DESCRIPTION       BRANCES      LAND     IMPROVEMENTS   ACQUISITION  ACQUISITION     LAND     IMPROVEMENTS     TOTAL
-------------------  ---------  ----------  -------------  -----------  ------------  ---------  -------------  ----------
Monument Mall,        Line of
  Scottsbluff, NE    Credit(2)  $      420   $     9,691    $   3,679    $   (1,612)  $     353   $    11,825   $   12,178
Delta Plaza,          Line of
  Escanaba, MI       Credit(2)         527         6,949        4,814          (311)      1,096        10,883       11,979
Thunderbird Mall,     Line of
  Virginia, MN       Credit(2)         305         6,027        3,862            --         305         9,889       10,194
Eastville Plaza,
 Fremont, NE          $2,902           706         3,529          678          (403)        633         3,877        4,510
Bishop Heights,       Line of
  Lincoln, NE        Credit(2)         710           723          156            --         710           879        1,589
Ile de Grand,         Line of
  Grand Island, NE   Credit(2)         690         2,880        1,061            --         690         3,941        4,631
Edgewood-Phase I,    (
  Lincoln, NE        (               1,396         1,993        1,512            --       1,396         3,505        4,901
                     ( $6,500
Edgewood-Phase II,   (
  Lincoln, NE        (               1,387         4,327          776            --       1,387         5,103        6,490
The Meadows,
  Lincoln, NE         $2,950         1,179         3,121           75            --       1,179         3,196        4,375
Miracle Hills Park,
 Omaha, NE            $3,980         2,250         4,972          461          (274 )     2,147         5,262        7,409
Macon County,         Line of
  Lafayette, TN      Credit(2)         228         3,021          108           (40 )       225         3,092        3,317
Town West Center,     Line of
  Paragould, AR      Credit(2)         366         4,263          169            --         366         4,432        4,798
Rivergate,
 Shelbyville, IN      $3,064           163         4,058          301           (25 )       162         4,335        4,497


                     ACCUMULATED                    DATE OF
                     DEPRECIATION   COMPLETION    ACQUISITION
                     AT DECEMBER     DATE FOR         OR
    DESCRIPTION        31, 1997    CONSTRUCTION   COMPLETION
-------------------  ------------  -------------  -----------
Monument Mall,
  Scottsbluff, NE     $   (3,792)      08/1986      12/30/86
Delta Plaza,
  Escanaba, MI            (3,267)      09/1971      12/30/86
Thunderbird Mall,
  Virginia, MN            (2,714)      09/1971      12/30/86
Eastville Plaza,
 Fremont, NE              (1,376)      08/1986      12/30/86
Bishop Heights,
  Lincoln, NE               (334)      09/1971      12/30/86
Ile de Grand,
  Grand Island, NE        (1,385)      07/1977      04/09/87
Edgewood-Phase I,
  Lincoln, NE             (1,343 )     09/1980      06/01/87

Edgewood-Phase II,
  Lincoln, NE             (1,148 )     06/1991      06/26/91
The Meadows,
  Lincoln, NE               (985 )     12/1987      06/01/88
Miracle Hills Park,
 Omaha, NE                (1,780 )     03/1987      07/05/88
Macon County,
  Lafayette, TN             (944 )     12/1985      12/21/88
Town West Center,
  Paragould, AR           (1,236 )     04/1987      12/21/88
Rivergate,
 Shelbyville, IN          (1,227 )     03/1986      12/21/88

               MID-AMERICA REALTY INVESTMENTS INC. AND SUBSIDIARY
       SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                         REDUCTIONS     GROSS AMOUNT AT WHICH CARRIED AT
                                                           ADDITIONAL       FROM
                                 INITIAL COST TO COMPANY      COSTS       RECEIPTS             DECEMBER 31, 1997
                                -------------------------  SUBSEQUENT    SUBSEQUENT   ------------------------------------
                      ENCUM-                BUILDINGS AND      TO            TO                  BUILDINGS AND
    DESCRIPTION       BRANCES      LAND     IMPROVEMENTS   ACQUISITION  ACQUISITION     LAND     IMPROVEMENTS     TOTAL
-------------------  ---------  ----------  -------------  -----------  ------------  ---------  -------------  ----------
Germantown,           Line of
  Jasper, IN         Credit(2)         488         8,766          602           (15)        540         9,301        9,841
Shenandoah Plaza,
 Newnan, GA           $4,117           485         5,281          130        --             485         5,411        5,896
Cornhusker Plaza,
  South Sioux City,   Line of
    NE               Credit(2)       1,185         3,143           62        --           1,185         3,205        4,390
Lakewood Mall,
 Aberdeen, SD         $7,043           600        13,890        2,008        (1,682)        766        14,050       14,816
Kimberly West,
 Davenport, IA        $4,014         1,700         4,691          281          (614)      1,617         4,441        6,058
Moorland Square,
 New Berlin, WI       $3,539         1,550         3,750        1,162           (45)      1,750         4,667        6,417
Fairacres,            Line of
  Oshkosh, WI        Credit(2)       1,500         3,310          580          (635)      1,389         3,366        4,755
Southport Centre,
 Apple Valley, MN     $8,000         3,675         8,946          328        --           3,675         9,274       12,949
Fitchburg Ridge,
 Fitchburg, WI         None            500         1,545           47        --             500         1,592        2,092
Twin Oaks Centre
 Silvis, IL           $3,543         1,075         3,062           53          (208)        867         3,115        3,982
                                ----------  -------------  -----------  ------------  ---------  -------------  ----------
                                $   23,085   $   111,938    $  22,905    $   (5,864)  $  23,423   $   128,641   $  152,064
                                ----------  -------------  -----------  ------------  ---------  -------------  ----------
                                ----------  -------------  -----------  ------------  ---------  -------------  ----------


                     ACCUMULATED                    DATE OF
                     DEPRECIATION   COMPLETION    ACQUISITION
                     AT DECEMBER     DATE FOR         OR
    DESCRIPTION        31, 1997    CONSTRUCTION   COMPLETION
-------------------  ------------  -------------  -----------
Germantown,
  Jasper, IN              (2,443)      12/1985      12/21/88
Shenandoah Plaza,
 Newnan, GA               (1,576)      02/1988      12/21/88
Cornhusker Plaza,
  South Sioux City,
    NE                      (696)      02/1990      06/27/91
Lakewood Mall,
 Aberdeen, SD             (2,680)      08/1990      08/28/92
Kimberly West,
 Davenport, IA              (795)      01/1989      12/14/92
Moorland Square,
 New Berlin, WI             (692)      02/1990      11/23/92
Fairacres,
  Oshkosh, WI               (705)      05/1992      12/22/92
Southport Centre,
 Apple Valley, MN         (1,042)      01/1992      01/01/94
Fitchburg Ridge,
 Fitchburg, WI              (133)      12/1980      08/31/94
Twin Oaks Centre
 Silvis, IL                 (245)      01/1992      04/19/95
                     ------------
                      $  (32,538)
                     ------------
                     ------------

------------------------------

(1) The aggregate cost for federal income tax purposes for these properties is approximately $152,064,000.

(2) Revolving credit agreements totaled $11,871,000 at December 31, 1997.

               MID-AMERICA REALTY INVESTMENTS INC. AND SUBSIDIARY
       SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                        (COLUMNAR DOLLARS IN THOUSANDS)

                                                                                                        BUILDINGS
                                                                                                           AND
                                                                                           LAND          TENANT       EQUIPMENT AND
                                                                              LAND     IMPROVEMENTS   IMPROVEMENTS      FIXTURES
                                                                            ---------  -------------  -------------  ---------------
REAL ESTATE
Balance, January 1, 1995                                                    $  23,469    $  13,343      $ 109,356       $     559
  Additions at cost                                                             1,075           22          5,181          --
  Retirements                                                                    (250)      --             --              --
  Reductions for receipts under Yield Maintenance Agreement                       (92)      --               (935)         --
  Transfer of assets when placed into service                                  --           --             --              --
                                                                            ---------  -------------  -------------         -----
Balance, December 31, 1995                                                     24,202       13,365        113,602             559
  Additions at cost                                                            --              167            832          --
  Retirements                                                                    (232)        (148)          (801)             (4)
  Reductions for receipts under Yield Maintenance Agreement                        (2)      --                (18)         --
  Transfer of assets when placed into service                                  --           --              1,298          --
                                                                            ---------  -------------  -------------         -----
Balance, December 31, 1996                                                     23,968       13,384        114,913             555
  Additions to cost                                                                26          320          1,178               4
  Retirements                                                                    (208)      --             --              --
  Reductions for receipts under Yield Maintenance Agreement                      (361)      --             (1,156)         --
  Transfer of assets when placed into service                                  --           --             --              --
                                                                            ---------  -------------  -------------         -----
Balance, December 31, 1997                                                  $  23,425    $  13,704      $ 114,935       $     559
                                                                            ---------  -------------  -------------         -----
                                                                            ---------  -------------  -------------         -----
ACCUMULATED DEPRECIATION
Balance, January 1, 1995                                                    $  --        $   4,647      $  14,809       $     344
  Additions charged to cost and expenses                                       --              884          3,506              60
  Retirements                                                                  --           --             --              --
                                                                            ---------  -------------  -------------         -----
Balance, December 31, 1995                                                     --            5,531         18,315             404
  Additions charged to costs and expenses                                      --              883          3,605              53
  Retirements                                                                  --              (67)          (216)         --
                                                                            ---------  -------------  -------------         -----
Balance, December 31, 1996                                                     --            6,347         21,704             457
  Additions charged to costs and expenses                                      --              887          3,599              39
  Retirements                                                                  --           --             --              --
                                                                            ---------  -------------  -------------         -----
Balance, December 31, 1997                                                  $  --        $   7,234      $  25,303       $     496
                                                                            ---------  -------------  -------------         -----
                                                                            ---------  -------------  -------------         -----


                                                                            CONSTRUCTION-
                                                                             IN-PROGRESS     TOTAL
                                                                            -------------  ---------
REAL ESTATE
Balance, January 1, 1995                                                      $     334    $ 147,061
  Additions at cost                                                                 599        6,877
  Retirements                                                                    --             (250)
  Reductions for receipts under Yield Maintenance Agreement                      --           (1,027)
  Transfer of assets when placed into service                                      (646)        (646)
                                                                            -------------  ---------
Balance, December 31, 1995                                                          287      152,015
  Additions at cost                                                               1,011        2,010
  Retirements                                                                    --           (1,185)
  Reductions for receipts under Yield Maintenance Agreement                      --              (20)
  Transfer of assets when placed into service                                    (1,298)      --
                                                                            -------------  ---------
Balance, December 31, 1996                                                       --          152,820
  Additions to cost                                                              --            1,528
  Retirements                                                                    --             (208)
  Reductions for receipts under Yield Maintenance Agreement                      --           (1,517)
  Transfer of assets when placed into service                                    --           --
                                                                            -------------  ---------
Balance, December 31, 1997                                                    $  --        $ 152,623
                                                                            -------------  ---------
                                                                            -------------  ---------
ACCUMULATED DEPRECIATION
Balance, January 1, 1995                                                      $  --        $  19,800
  Additions charged to cost and expenses                                         --            4,450
  Retirements                                                                    --           --
                                                                            -------------  ---------
Balance, December 31, 1995                                                       --           24,250
  Additions charged to costs and expenses                                        --            4,541
  Retirements                                                                    --             (283)
                                                                            -------------  ---------
Balance, December 31, 1996                                                       --           28,508
  Additions charged to costs and expenses                                        --            4,525
  Retirements                                                                    --           --
                                                                            -------------  ---------
Balance, December 31, 1997                                                    $  --        $  33,033
                                                                            -------------  ---------
                                                                            -------------  ---------

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

    The following Financial Statements of Mid-America Bethal Limited Partnership and the related Independent Auditors' Report are included in Item 14(d) of Mid-America Realty Investments, Inc.'s Form 10-K:

                                                                                            PAGE
                                                                                            -----
Independent Auditors' Report...........................................................          38
Balance Sheets at December 31, 1997 and 1996...........................................          39
Statements of Operations for the Years Ended December 31,
  1997, 1996 and 1995..................................................................          40
Statements of Partners' Capital for the Years Ended
  December 31, 1997, 1996 and 1995.....................................................          41
Statements of Cash Flows for the Years Ended December 31,
  1997, 1996 and 1995..................................................................          42
Notes to Financial Statements..........................................................          43

    The following Financial Statement Schedule of Mid-America Bethal Limited Partnership is furnished pursuant to Rule 3-09:

Schedule III--Real Estate and Accumulated Depreciation................          45

    All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Partners

Mid-America Bethal Limited Partnership

Omaha, Nebraska

    We have audited the accompanying balance sheets of Mid-America Bethal Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index on page 37. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Mid-America Bethal Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

January 28, 1998

Omaha, Nebraska

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                     ----------------------
ASSETS                                                                  1997        1996
                                                                     ----------  ----------
Cash and cash equivalents..........................................  $  823,144  $  750,587
Accounts receivable, net of allowance of $40,500 and $36,000.......     403,327     365,048
Property:
  Land and land improvements.......................................   6,497,545   6,497,545
  Buildings........................................................  29,870,791  29,738,735
  Equipment and fixtures...........................................     231,353     231,353
  Construction-in-process..........................................     523,916      --
                                                                     ----------  ----------
                                                                     37,123,605  36,467,633
  Less: Accumulated depreciation...................................  (8,471,322) (7,370,141)
                                                                     ----------  ----------
                                                                     28,652,283  29,097,492
Intangible assets, less accumulated amortization of $287,000 and
 $250,000..........................................................     185,234     206,848
Other assets.......................................................       2,690      --
                                                                     ----------  ----------
                                                                     $30,066,678 $30,419,975
                                                                     ----------  ----------
                                                                     ----------  ----------
LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities................................................  $   12,300  $   17,499
Partners' capital..................................................  30,054,378  30,402,476
                                                                     ----------  ----------
                                                                     $30,066,678 $30,419,975
                                                                     ----------  ----------
                                                                     ----------  ----------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
REVENUES
  Rental income.........................................................  $  3,622,468  $  3,510,511  $  3,480,916
  Reimbursement income..................................................       823,921       833,159       739,796
  Other income..........................................................       114,468        98,630       109,233
                                                                          ------------  ------------  ------------
    Total Revenues......................................................     4,560,857     4,442,300     4,329,945
EXPENSES
  Real estate taxes.....................................................       356,000       365,061       319,972
  Management fees.......................................................       178,084       171,205       172,086
  Other property costs..................................................       792,304       834,522       708,426
  Administrative expenses...............................................        43,832        38,654        42,394
  Depreciation and amortization.........................................     1,138,735     1,123,460     1,168,567
                                                                          ------------  ------------  ------------
    Total Expenses......................................................     2,508,955     2,532,902     2,411,445
                                                                          ------------  ------------  ------------
NET INCOME..............................................................  $  2,051,902  $  1,909,398  $  1,918,500
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                        STATEMENTS OF PARTNERS' CAPITAL

                                                                                        ALBETH
                                                                 MID-AMERICA REALTY  INVESTMENTS,
                                                                 INVESTMENTS, INC.       L.P.           TOTAL
                                                                 ------------------  -------------  -------------
BALANCE, JANUARY 1, 1995.......................................    $   16,137,289    $  16,137,289  $  32,274,578
Allocation of net income.......................................           959,250          959,250      1,918,500
Distributions paid.............................................        (1,500,000)      (1,500,000)    (3,000,000)
                                                                 ------------------  -------------  -------------
BALANCE, DECEMBER 31, 1995.....................................        15,596,539       15,596,539     31,193,078
Allocation of net income.......................................           954,699          954,699      1,909,398
Distributions paid.............................................        (1,350,000)      (1,350,000)    (2,700,000)
                                                                 ------------------  -------------  -------------
BALANCE, DECEMBER 31, 1996.....................................        15,201,238       15,201,238     30,402,476
Allocation of net income.......................................         1,025,951        1,025,951      2,051,902
Distributions paid.............................................        (1,200,000)      (1,200,000)    (2,400,000)
                                                                 ------------------  -------------  -------------
BALANCE, DECEMBER 31, 1997.....................................    $   15,027,189    $  15,027,189  $  30,054,378
                                                                 ------------------  -------------  -------------
                                                                 ------------------  -------------  -------------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income............................................................  $  2,051,902  $  1,909,398  $  1,918,500
  Adjustments:
    Depreciation and amortization.......................................     1,138,735     1,123,460     1,168,567
    Decrease in related liabilities.....................................        (5,200)         (501)      (15,599)
    (Increase) decrease in related assets...............................       (40,967)     (117,002)       57,255
                                                                          ------------  ------------  ------------
  Net Cash Flows From Operating Activities..............................     3,144,470     2,915,355     3,128,723

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property:
    Tenant improvements.................................................       (93,557)     (219,200)      (27,227)
    Other capital expenditures..........................................      (562,416)      (30,705)      (85,129)
  Cash paid for leasing fees............................................       (15,940)      (32,167)      (28,579)
                                                                          ------------  ------------  ------------
  Net Cash Flows From Investing Activities..............................      (671,913)     (282,072)     (140,935)

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions made to partners........................................    (2,400,000)   (2,700,000)   (3,000,000)
                                                                          ------------  ------------  ------------
  Net Cash Flows From Financing Activities..............................    (2,400,000)   (2,700,000)   (3,000,000)
                                                                          ------------  ------------  ------------
NET CHANGE IN CASH......................................................        72,557       (66,717)      (12,212)
CASH, BEGINNING OF YEAR.................................................       750,587       817,304       829,516
                                                                          ------------  ------------  ------------
CASH, END OF YEAR.......................................................  $    823,144  $    750,587  $    817,304
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                       See notes to financial statements.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

    PROPERTY--Property is stated at the lower of depreciated cost or the amount estimated to be recoverable through future cash flows from property operations and dispositions. Assets are depreciated using the straight-line method over the following lives: land improvements--15 years; buildings--40 years; tenant improvements--shorter of the term of the lease or the estimated useful life of the improvement; and equipment and fixtures--5 to 7 years. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" requires that long-lived assets such as real estate assets be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like those held by the Partnership, the determination of whether there is an impairment loss is dependent primarily on the Partnership's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At December 31, 1997, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

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

    RECENTLY ADOPTED ACCOUNTING STANDARDS--In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." In June 1997, the FASB issued SFAS No. 130, "Reporting

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" all of which are effective for fiscal years beginning after December 15, 1997. The provisions of these statements are of a disclosure nature only and will not have a material impact on the operations of the Partnership.

B.  RELATED PARTY TRANSACTIONS

    ADMINISTRATION OF MID-AMERICA BETHAL--Pursuant to the Partnership Agreement, Mid-America Realty provides administrative services and manages the day-to-day affairs of Mid-America Bethal as managing general partner. For these services during each of the years ended December 31, 1997, 1996, and 1995, Mid-America Bethal paid $25,000, $20,000 and $20,000, respectively.

    PROPERTY MANAGEMENT AND LEASING--Mid-America Bethal has entered into property management agreements with Mid-America Centers Corp. ("Mid-America Centers"), a wholly-owned subsidiary of Mid-America Realty. Under these agreements, Mid-America Centers is responsible for the day-to-day operations of all the properties, including leasing, rent collections and maintenance. For these services, Mid-America Bethal pays a management fee of 4% of gross revenues. Mid-America Centers also receives leasing commissions upon the obtaining of new tenant leases, the renegotiation of existing tenant leases and the renewal of existing tenant leases if the tenants did not have a renewal option in the original lease. For the years ended December 31, 1997, 1996 and 1995, $178,084, $171,205 and $172,086, respectively, was incurred for management fees and $15,940, $32,167 and $28,579, respectively, was incurred and capitalized as leasing fee commissions.

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

    Rent income in excess of base rent for tenants with percentage rent provisions (based upon tenants sales levels for a specified period) for the years ended December 31, 1997, 1996 and 1995 was $71,970, $71,880 and $48,901,
respectively.

    Future base rents under non-cancelable operating leases at December 31, 1997 are as follows:

                      YEAR ENDING DECEMBER 31,                            AMOUNT
---------------------------------------------------------------------  -------------
1998.................................................................  $   3,352,655
1999.................................................................      2,986,889
2000.................................................................      2,679,858
2001.................................................................      2,418,863
2002.................................................................      2,109,645
Thereafter...........................................................     20,611,342
                                                                       -------------
                                                                       $  34,159,252
                                                                       -------------
                                                                       -------------

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                            REDUCTIONS     GROSS AMOUNT AT WHICH CARRIED AT
                                                               ADDITIONAL      FROM
                                     INITIAL COST TO COMPANY      COSTS      RECEIPTS             DECEMBER 31, 1997
                                     ------------------------  SUBSEQUENT   SUBSEQUENT   ------------------------------------
                                                BUILDINGS AND      TO           TO                  BUILDINGS AND
DESCRIPTION           ENCUMBRANCES     LAND     IMPROVEMENTS   ACQUISITION  ACQUISITION    LAND     IMPROVEMENTS     TOTAL
--------------------  -------------  ---------  -------------  -----------  -----------  ---------  -------------  ----------
Imperial Mall,
 Hastings, NE             None       $ 677,826   $11,851,303    $7,046,340   $  --       $ 834,020   $18,741,449   $19,575,469

Stockyards Plaza,
 Omaha, NE                None         944,111     6,602,742      497,672     (372,877)  1,041,577     6,630,071    7,671,648

Stockyards Theatres,
 Omaha, NE                None         251,645     1,849,242       --           --         251,645     1,849,242    2,100,887

Taylor Heights
 Shopping Center,
 Sheboygan, WI            None       1,029,223     5,697,723      293,385       --       1,034,231     5,986,100    7,020,331
                                     ---------  -------------  -----------  -----------  ---------  -------------  ----------

                                     $2,902,805  $26,001,010    $7,837,397   $(372,877)  $3,161,473  $33,206,862   $36,368,335
                                     ---------  -------------  -----------  -----------  ---------  -------------  ----------
                                     ---------  -------------  -----------  -----------  ---------  -------------  ----------


                      ACCUMULATED                    DATE OF
                      DEPRECIATION   COMPLETION    ACQUISITION
                      AT DECEMBER     DATE FOR         OR
DESCRIPTION             31, 1997    CONSTRUCTION   COMPLETION
--------------------  ------------  -------------  -----------
Imperial Mall,
 Hastings, NE          $(4,354,910)     09/1970      12/01/87
Stockyards Plaza,
 Omaha, NE             (1,909,833)      08/1988      06/01/89
Stockyards Theatres,
 Omaha, NE               (505,674)      06/1990      07/17/90
Taylor Heights
 Shopping Center,
 Sheboygan, WI         (1,469,838)      02/1989      07/30/90
                      ------------
                       $(8,240,255)
                      ------------
                      ------------

------------------------

(1) The aggregate cost for federal income tax purposes for these properties is approximately $36,368,335.

                     MID-AMERICA BETHAL LIMITED PARTNERSHIP
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                                                 BUILDINGS
                                                                                    LAND        AND TENANT     EQUIPMENT
                                                                      LAND      IMPROVEMENTS   IMPROVEMENTS   AND FIXTURES
                                                                  ------------  -------------  -------------  ------------
REAL ESTATE
Balance, January 1, 1995........................................     3,161,473     3,327,612      29,384,934      231,353
  Additions at cost.............................................       --              8,460         103,896       --
  Retirements...................................................       --            --             --             --
                                                                  ------------  -------------  -------------  ------------
Balance, December 31, 1995......................................     3,161,473     3,336,072      29,488,830      231,353
  Additions at cost.............................................       --            --              249,905       --
  Retirements...................................................       --            --             --             --
                                                                  ------------  -------------  -------------  ------------
Balance, December 31, 1996......................................     3,161,473     3,336,072      29,738,735      231,353
  Additions at cost.............................................       --            --              132,056       --
  Retirements...................................................       --            --             --             --
                                                                  ------------  -------------  -------------  ------------
Balance, December 31, 1997......................................  $  3,161,473   $ 3,336,072   $  29,870,791   $  231,353
                                                                  ------------  -------------  -------------  ------------
                                                                  ------------  -------------  -------------  ------------
ACCUMULATED DEPRECIATION
Balance, January 1, 1995........................................       --          1,144,504       3,837,620      205,587
  Additions charged to costs and expenses.......................       --            221,879         856,338       12,160
  Retirements...................................................       --            --             --             --
                                                                  ------------  -------------  -------------  ------------
Balance, December 31, 1995......................................       --          1,366,383       4,693,958      217,747
  Additions charged to costs and expenses.......................       --            222,128         857,987       11,938
  Retirements...................................................       --            --             --             --
                                                                  ------------  -------------  -------------  ------------
Balance, December 31, 1996......................................       --          1,588,511       5,551,945      229,685
  Additions charged to costs and expenses.......................       --            222,111         877,688        1,382
  Retirements...................................................       --            --             --             --
                                                                  ------------  -------------  -------------  ------------
Balance, December 31, 1997......................................  $    --        $ 1,810,622   $   6,429,633   $  231,067
                                                                  ------------  -------------  -------------  ------------
                                                                  ------------  -------------  -------------  ------------


                                                                  CONSTRUCTION-
                                                                   IN-PROGRESS       TOTAL
                                                                  -------------  -------------
REAL ESTATE
Balance, January 1, 1995........................................       --           36,105,372
  Additions at cost.............................................       --              112,356
  Retirements...................................................       --             --
                                                                  -------------  -------------
Balance, December 31, 1995......................................       --           36,217,728
  Additions at cost.............................................       --              249,905
  Retirements...................................................       --             --
                                                                  -------------  -------------
Balance, December 31, 1996......................................       --           36,467,633
  Additions at cost.............................................       523,916         655,972
  Retirements...................................................       --             --
                                                                  -------------  -------------
Balance, December 31, 1997......................................   $   523,916   $  37,123,605
                                                                  -------------  -------------
                                                                  -------------  -------------
ACCUMULATED DEPRECIATION
Balance, January 1, 1995........................................       --            5,187,711
  Additions charged to costs and expenses.......................       --            1,090,377
  Retirements...................................................       --             --
                                                                  -------------  -------------
Balance, December 31, 1995......................................       --            6,278,088
  Additions charged to costs and expenses.......................       --            1,092,053
  Retirements...................................................       --             --
                                                                  -------------  -------------
Balance, December 31, 1996......................................       --            7,370,141
  Additions charged to costs and expenses.......................       --            1,101,181
  Retirements...................................................       --             --
                                                                  -------------  -------------
Balance, December 31, 1997......................................   $   --        $   8,471,322
                                                                  -------------  -------------
                                                                  -------------  -------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.

     by:         /s/ JEROME L. HEINRICHS
   ------------------------------------------
      Jerome L. Heinrichs, Chairman and         March 11, 1998
           Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/ JEROME L. HEINRICHS
---------------------------------------------
      Jerome L. Heinrichs, Director and         March 11, 1998
           Chief Executive Officer

                  /s/ MICHAEL F. LAWLER
---------------------------------------------   March 11, 1998
         Michael F. Lawler, Director

                 /s/ DANIEL A. BURKHARDT
---------------------------------------------   March 11, 1998
        Daniel A. Burkhardt, Director

                   /s/ GARY R. HAWKINS
---------------------------------------------   March 11, 1998
          Gary R. Hawkins, Director

                   /s/ JOHN L. MAGINN
---------------------------------------------   March 11, 1998
           John L. Maginn, Director

                 /s/ DENNIS G. GETHMANN
---------------------------------------------
   Dennis G. Gethmann, President and Chief      March 11, 1998
  Operating Officer (Principal Financial and
             Accounting Officer)

                                   EXHIBIT INDEX



     EXHIBIT                         DESCRIPTION                                  PAGE
     3.        Articles of Incorporation and By-Laws
     3.1       Articles of Incorporation of the Company, as amended,
               incorporated by reference to Exhibit 3.1 of the Company's Form
               10-Q for the quarter ended March 31, 1994.
     3.2       By-Laws of the Company, as amended.  ...........................   49
    10.        Material Contracts
    10.1       Settlement Agreement dated April 19, 1995 among inter alia Twin
               Oaks Centre Limited Partnership and Mid-America Realty
               Investments, Inc. incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1995.
    10.2       Company Stock Option Plan (as amended and restated June 1994), incorporated by reference to Exhibit 10.10 on the Company's
               Annual Report on Form 10-K for the year ended December 31, 1994.
    10.3       Company 1995 Stock Plan, incorporated by reference to Exhibit
               10.3 of the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1995.
    10.4       Employment Agreement dated April 13, 1992 by and between Jerome
               L. Heinrichs and the Company ...................................   74
    10.5       Employment Agreement dated January 20, 1994 by and between Dennis
               G. Gethmann and the Company filed as Exhibit 10.12 to the 1993
               Form 10-K and incorporated by reference herein.
    10.6       Company's Executive Death Benefit Plan incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
               for the quarter ended March 31, 1994.
    10.7       Company's Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1994.
    10.8       Amendment to Employment Agreement dated February 4, 1998 by and
               between Jerome L. Heinrichs and the Company. ...................   94
    21.        Subsidiaries of the registrant. ................................   95
    23.        Consent of Experts and Counsel.
    23.1       Consent of Deloitte & Touche LLP. ..............................   96
    27.        Financial Data Schedule


Pursuant to Item 601(b) (4) of Regulation S-K, certain instruments with respect to the Company's long-term debt obligations are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.2 through 10.8.