Form 10-Q
period 1998-03-31
MID AMERICA REALTY INVESTMENTS INC
filed 1998-04-30
CIK 805057

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1998
                                    ----------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

                          COMMISSION FILE NUMBER   1-9663
                                                 ----------


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

At April 24, 1998, the registrant had 8,285,715 shares of common stock outstanding.

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY

                                     FORM 10-Q

                                        INDEX


                                                                     Page
                                                                     ----

Part I.   Financial Information

     Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
            at March 31, 1998 and December 31, 1997.                    3

          Consolidated Statements of Operations
            for the Three Months Ended March 31,
            1998 and 1997.                                              4

          Consolidated Statements of Cash Flows
            for the Three Months Ended March 31,
            1998 and 1997.                                              5

          Notes to Consolidated Financial Statements.                 6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                           8-11

Part II.  Other Information                                            12

Signature Page                                                         13

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
------------------------------

                MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                          (COLUMNAR DOLLARS IN THOUSANDS)

                                             MARCH 31, 1998   DECEMBER 31, 1997
                                             --------------   -----------------
     ASSETS
Cash                                           $   ----          $   ----
Accounts receivable, net of allowance
  of $179,000 and $175,000                        1,876             1,744
Notes receivable, net of allowance of
  $70,000                                           409               400

Property:
  Land and land improvements                     37,129            37,129
  Buildings                                     115,030           114,935
  Equipment and fixtures                            557               559
                                               --------          --------
                                                152,716           152,623
  Less:  Accumulated depreciation               (34,161)          (33,033)
                                               --------          --------
                                                118,555           119,590


Investment in Mid-America Bethal
  Limited Partnership                            14,943            15,027
Intangible assets, less accumulated
  amortization of $3,930,000 and $3,834,000       1,307             1,382
Other assets                                      2,605             2,387
                                               --------          --------

                                               $139,695          $140,530
                                               --------          --------
                                               --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable                   $  61,450         $  61,522
Accrued liabilities                               1,849             2,095
                                               --------          --------
     Total Liabilities                           63,299            63,617

Commitments and Contingencies

Shareholders' Equity:
  Common stock, $.01 par value; authorized
     25,000,000 shares; issued and outstanding
     8,285,715 and 8,284,743 shares                  83                83
  Capital in excess of par value                119,730           119,720
  Distributions in excess of net income         (43,417)          (42,890)
                                               --------          --------
     Total Shareholders' Equity                  76,396            76,913
                                               --------          --------
                                               $139,695          $140,530
                                               --------          --------
                                               --------          --------

                   See Notes to Consolidated Financial Statements

                MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
               (COLUMNAR DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 1998            1997
                                                 ----            ----
REVENUES:
  Rental income                               $   4,333      $   4,318
  Reimbursement income                            1,313          1,239
  Property management and leasing income             41             40
  Other income                                      125            192
                                              ---------      ---------
  Total Revenues                                  5,812          5,789


EXPENSES:
  Real estate taxes                                 760            776
  Other property costs                              788            878
  Interest expense                                1,341          1,411
  Administrative expenses                           403            350
  Property management and leasing expenses          252            271
  Depreciation and amortization                   1,238          1,245
                                              ---------      ---------
  Total Expenses                                  4,782          4,931
                                              ---------      ---------

Income Before Equity in
  Earnings of Mid-America Bethal
  Limited Partnership and Gain on Sale of
  Real Estate                                     1,030            858


Equity in Earnings of Mid-America Bethal
   Limited Partnership                              265            255
                                              ---------      ---------

NET INCOME FROM OPERATIONS                        1,295          1,113

Gain on Sale of Real Estate                        ----            130
                                              ---------      ---------
NET INCOME                                    $   1,295      $   1,243
                                              ---------      ---------
                                              ---------      ---------

Weighted Average Shares
  Outstanding During Period                   8,285,066      8,283,255
                                              ---------      ---------
                                              ---------      ---------

NET INCOME PER COMMON SHARE                   $     .16      $     .15
                                              ---------      ---------
                                              ---------      ---------

                   See Notes to Consolidated Financial Statements

                MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                          (COLUMNAR DOLLARS IN THOUSANDS)


                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 1998            1997
                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $   1,295      $   1,243
  Adjustments:
     Depreciation and amortization                1,238          1,245
     Gain on Sale of Real Estate                   ----           (130)
     Investment in Mid-America Bethal
       Limited Partnership:
         Equity in earnings                        (265)          (255)
         Distributions received                     350            350
     Decrease in related liabilities               (236)          (287)
     Increase in related assets                    (372)          (166)
                                              ---------      ---------
Net Cash Flows From Operating Activities          2,010          2,000


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                ----            344
  Additions to property:
     Expansion projects and other capital
      expenditures                                 ----             (2)
     Tenant improvements                            (93)           (43)
  Payments from Yield Maintenance Agreement        ----             96
  Cash paid for leasing fees                        (22)           (25)
                                              ---------      ---------
  Net Cash Flows From Investing Activities         (115)           370


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on short-term debt, net        80           (412)
  Scheduled principal payments on mortgages        (152)          (136)
  Dividends paid                                 (1,823)        (1,822)
                                              ---------      ---------
  Net Cash Flows From Financing Activities       (1,895)        (2,370)
                                              ---------      ---------

NET CHANGE IN CASH                                 ----           ----


CASH, BEGINNING OF PERIOD                          ----           ----
                                              ---------      ---------


CASH, END OF PERIOD                           $    ----      $    ----
                                              ---------      ---------
                                              ---------      ---------

                   See Notes to Consolidated Financial Statements

                        MID-AMERICA REALTY INVESTMENTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                    (UNAUDITED)
       (COLUMNAR DOLLARS IN FOOTNOTES ARE IN THOUSANDS EXCEPT PER SHARE DATA)


A.   BASIS OF CONSOLIDATION AND PRESENTATION:

     The unaudited consolidated financial statements are prepared on an accrual basis and include the accounts of Mid-America Realty Investments, Inc. (the "Company") and its wholly-owned subsidiary, Mid-America Centers Corp. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

     The information furnished herein reflects all adjustments, which consist of normal recurring accruals, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

     All material intercompany transactions and profits have been eliminated in consolidation.

     Net income per share was determined by dividing net income for the periods presented by the weighted average number of shares of common stock outstanding for the period. Dilutive net income per share, which includes common stock equivalents, as required by Statement of Financial Accounting
     (SFAS) No. 128, "Earnings per Share", was determined to have no impact on earnings per share.

B.   INVESTMENT IN MID-AMERICA BETHAL LIMITED PARTNERSHIP:

     Mid-America Bethal Limited Partnership ("Mid-America Bethal") was formed on June 1, 1989 by the Company and a European investor. The Company has a 50% interest in Mid-America Bethal and is the managing general partner. The European investor has a 50% interest and is the limited partner.

     Summarized financial information on Mid-America Bethal is as follows:


                                           MARCH 31, 1998    DECEMBER 31, 1997
                                           --------------    -----------------
  BALANCE SHEETS:
    Assets:
       Cash                                   $     943          $     823
       Property, net of depreciation of
          $8,749,380 and $8,471,000              28,391             28,652
       Other Assets                                 566                592
                                              ---------          ---------
                                              $  29,900          $  30,067
                                              ---------          ---------
                                              ---------          ---------

    Liabilities and Partners' Capital:
       Accounts payable and other
          liabilities                         $      15          $      13
       Partners' capital                         29,885             30,054
                                              ---------          ---------
                                              $  29,900          $  30,067
                                              ---------          ---------
                                              ---------          ---------


                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                 1998          1997
                                                 ----          ----

  STATEMENTS OF OPERATIONS:
    Total Revenues                            $   1,128      $   1,127
                                              ---------      ---------
                                              ---------      ---------

    Net Income                                $     531      $     510
                                              ---------      ---------
                                              ---------      ---------

  EQUITY IN EARNINGS OF MID-AMERICA
    BETHAL RECORDED BY THE COMPANY            $     265      $     255
                                              ---------      ---------
                                              ---------      ---------

C.   MORTGAGES AND NOTES PAYABLE:

     Mortgages and notes payable are comprised of the following:


                                          MARCH 31, 1998  DECEMBER 31, 1997
                                          --------------  -----------------
  Mortgages Payable                           $  49,499      $  49,651
  Working Capital Line of Credit
     ($5,000,000 available at London
     International Bank Offering Rate
     (LIBOR) plus 2% due July 1999)                 286           ----
  Acquisitions Line of Credit
     ($10,000,000 available at LIBOR
     plus 2% due July 1999)                      10,000         10,000
  Acquisitions Line of Credit
     ($15,000,000 available at LIBOR
     plus 21/4% due July 1998)                    1,665          1,871
                                              ---------      ---------
                                              $  61,450      $  61,522
                                              ---------      ---------
                                              ---------      ---------

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

     During the second quarter of 1997, the Company received the final settlement of approximately $1,421,000 due under the YMA. The proceeds, which prior to receipt were not reflected in the consolidated financial statements of the Company, were used to reduce bank line debt. In addition, these amounts were not considered net income and were applied against the carrying value of the properties purchased from the formerly related parties.

E.   SUBSEQUENT EVENT:

     On April 22, 1998, the Company declared a cash dividend of $.22 per common share payable on May 20, 1998 to shareholders of record on May 6, 1998.

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

At March 31, 1998, the Company had invested approximately 96% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

The Company had a debt-to-equity ratio of .80 to 1 at March 31, 1998 and at December 31, 1997, based upon the ratio of mortgages and notes payable to total shareholders' equity. The Company's ratio of debt to total market capitalization was 42% at March 31, 1998 and 38% at December 31, 1997.

RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 1998 was $1,295,000 or $.16 per share compared to $1,243,000 or $.15 per share for the three months ended March 31, 1997, a dollar increase of $52,000 or 4%.

The increase in net income for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 was primarily due to the following: an increase in total revenues of $23,000, an increase of $10,000 in the Company's equity in earnings of Mid-America Bethal Limited Partnership, and a decrease in total expenses of $149,000. In addition, the three months ended March 31, 1997 included a $130,000 gain on sale of real estate.

Rental Income:
-------------

Rental income for the three months ended March 31, 1998 was $4,333,000 compared to $4,318,000 for the three months ended March 31, 1997, an increase of $15,000 or less than 1%. This slight increase was due to the effect of new leases and rent increases.

Reimbursement Income:
--------------------

Reimbursement income for the three months ended March 31, 1998 was $1,313,000 compared to $1,239,000 for the three months ended March 31, 1997, an increase of $74,000 or 6%. This change was attributable to an increase in the year end calculation adjustment of tenants' prorata share of taxes, insurance and common area maintenance costs.

OTHER INCOME:

Other income for the three months ended March 31, 1998 was $125,000 compared to $192,000 for the three months ended March 31, 1997, a decrease of $67,000 or 35%. The decrease was primarily attributable to one time lease buyout amounts recorded in the first quarter of 1997 coupled with a decrease in temporary tenant income during the three months ended March 31, 1998 compared to the same period one year ago.

OTHER PROPERTY COSTS:

Other property costs for the three months ended March, 31, 1998 were $788,000 compared to $878,000 for the three months ended March 31, 1997, a decrease of $90,000 or 10%. The decrease was primarily attributable to a decrease in legal and professional fees related to litigation arising in the normal course of business during the three months ended March 31, 1997, coupled with a decrease in weather related expenses for the three months ended March 31, 1998 compared to the same period in 1997.

INTEREST EXPENSE:

Interest expense for the three months ended March 31, 1998 was $1,341,000 compared to $1,411,000 for the three months ended March 31, 1997, a decrease of $70,000 or 5%. The Company's average total debt was $61,500,000 during the three months ended March 31, 1998 compared to $64,100,000 during the three months ended March 31, 1997. The Company's weighted average cost of funds was 8.7% during the first three months of 1998 compared to 8.8% during the same period of 1997.

ADMINISTRATIVE EXPENSES:

Administrative expenses for the three months ended March 31, 1998 were $403,000 compared to $350,000 for the three months ended March 31, 1997, an increase of $53,000 or 15%. The increase relates primarily to an increase in professional fees.

PROPERTY MANAGEMENT AND LEASING EXPENSES:

Property management and leasing expenses for the three months ended March 31, 1998 were $252,000 compared to $271,000 for the three months ended March 31, 1997, a decrease of $19,000 or 7%. The decrease reflects the elimination of one position in the Company's Marketing Department coupled with other improved cost control efforts by the Company.

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

Funds From Operations were $2,637,000 or $.32 per share for the three months ended March 31, 1998 compared to $2,453,000 or $.30 per share for the three months ended March 31, 1997, an increase of $184,000 or 8%.

Funds From Operations is computed as follows:

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                     1998           1997
                                                   -------        -------
                                            (In Thousands Except Per Share Data)

Net Income                                         $ 1,295        $ 1,243
Depreciation and Amortization (1)                    1,199          1,199
Gain on Sale of Real Estate (2)                       ----           (130)
Investment in Mid-America Bethal:
     Equity in Earnings                               (265)          (255)
     Equity in Funds From Operations (3)               408            396
                                                   -------        -------

Funds From Operations                              $ 2,637        $ 2,453
                                                   -------        -------
                                                   -------        -------

Funds From Operations Per Share                    $   .32        $   .30
                                                   -------        -------
                                                   -------        -------

----------------------
(1) Depreciation and Amortization for the three months ended March 31, 1998 and 1997, respectively, consisted of real property depreciation of $1,122,000 and $1,118,000, lease fee amortization of $52,000 and $56,000, and intangible amortization of $25,000 and $25,000.

(2) Gain on Sale of Real Estate consists of a $130,000 gain on the sale of two outlot parcels for the three months ended March 31, 1997.

(3) Equity in Funds From Operations of Mid-America Bethal for the three months ended March 31, 1998 and 1997, respectively, included real property depreciation of $278,000 and $273,000, and lease fee amortization of $7,300 and $8,900.

The Funds From Operations reported above reflect recommendations contained in the Funds From Operations White Paper (the "FFO White Paper") adopted by the National Association of Real Estate Investment Trusts to standardize financial reporting by real estate investment trusts. The Company adopted the recommendations prescribed in the FFO White Paper for reporting periods beginning January 1, 1996.

TENANT AND LEASING INFORMATION:

The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal Limited Partnership:

                                                                        (SQUARE FOOTAGE IN THOUSANDS)

                                                GROSS LEASEABLE AREA           LEASED SPACE (1)                  LEASED %
                                           ---------------------------   ---------------------------   ---------------------------
                                           3/31/98   12/31/97  3/31/97   3/31/98   12/31/97  3/31/97   3/31/98   12/31/97  3/31/97
                                           -------   --------  -------   -------   --------  -------   -------   --------  -------
Mid-America Realty Investments, Inc.:
  Neighborhood shopping centers              1,842     1,812     1,812     1,749     1,726     1,698       95%      95%      94%
  Enclosed malls                               888       889       881       834       833       838       94%      94%      95%
                                           -------   --------  -------   -------   --------  -------   -------   --------  -------
                                             2,730     2,701     2,693     2,583     2,559     2,536       95%      95%      94%
Mid-America Bethal L.P. (2)                    538       538       538       504       498       500       94%      93%      93%
                                           -------   --------  -------   -------   --------  -------   -------   --------  -------
                                             3,268     3,239     3,231     3,087     3,057     3,036       94%      94%      94%
                                           -------   --------  -------   -------   --------  -------   -------   --------  -------
                                           -------   --------  -------   -------   --------  -------   -------   --------  -------

----------------------
(1) Leased space represents the percentage of gross leasable area which is leased to third-party tenants.

(2) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire partnership.

PART II.  OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on April 22, 1998. The shareholders elected five directors and ratified the appointment of the independent accountants for 1998. The voting on each proposal is set forth below:

     1.   ELECTION OF DIRECTORS:

                                     FOR         WITHHELD
                                   ---------     --------
     Jerome L. Heinrichs           7,340,446      72,074
     Daniel A. Burkhardt           7,339,506      73,014
     Gary R. Hawkins               7,341,206      71,314
     Michael F. Lawler             7,340,156      72,364
     John L. Maginn                7,339,410      73,110

     2.   RATIFICATION OF INDEPENDENT ACCOUNTANTS:

     FOR                                  7,349,323
     AGAINST                                 19,872
     ABSTAIN                                 43,324
     BROKER NON-VOTES                          None

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA REALTY INVESTMENTS, INC.



/s/  Jerome L. Heinrichs                             Date: April 24, 1998
----------------------------------
Jerome L. Heinrichs,
   Chief Executive Officer



/s/  Dennis G. Gethmann                              Date: April 24, 1998
----------------------------------
Dennis G. Gethmann
   President and Principal Financial Officer

                                   EXHIBIT INDEX

EXHIBIT        DESCRIPTION                        PAGE
-------        -----------                        ----
  27           Financial Data Schedule            15