Form 10-Q
period 1998-06-30
MID AMERICA REALTY INVESTMENTS INC
filed 1998-08-13
CIK 805057

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended           June 30, 1998
                                    -----------------------------

                                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


     For the transition period from_________________to_______________


                          COMMISSION FILE NUMBER     1-9663
                                                 ------------


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

At July 31, 1998, the registrant had 8,286,215 shares of common stock outstanding.

                 MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                 ---------------------------------------------------


                                     FORM 10-Q


                                        INDEX


                                                                      Page
                                                                      ----

Part I.   Financial Information

     Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets
                   at June 30, 1998 and December 31, 1997.              3

                Consolidated Statements of Operations
                   for the Three and Six Months Ended June 30,
                   1998 and 1997.                                        4


                 Consolidated Statements of Cash Flows
                   for the Six Months Ended June 30,
                   1998 and 1997.                                        5

                 Notes to Consolidated Financial Statements.            6-8


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations.                                              9-12

Part II.  Other Information                                              13

Signature Page                                                           14

PART I.   FINANCIAL INFORMATION
-------------------------------
ITEM 1.   FINANCIAL STATEMENTS
------------------------------


                MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                          (COLUMNAR DOLLARS IN THOUSANDS)


     ASSETS                                               June 30, 1998          December 31, 1997
                                                          -------------          -----------------
Cash                                                       $     ----              $        ----

Accounts receivable, net of allowance
  of $191,000 and $175,000                                        1,893                     1,744
Notes receivable, net of allowance of
  $70,000                                                           349                       400
Property:
  Land and land improvements                                     37,177                    37,129
  Buildings                                                     115,280                   114,935
  Equipment and fixtures                                            557                       559
                                                            -----------              ------------
                                                                153,014                   152,623

  Less:  Accumulated depreciation                               (35,310)                  (33,033)
                                                            -----------              ------------
                                                                117,704                   119,590


Investment in Mid-America Bethal
  Limited Partnership                                            14,853                    15,027
Intangible assets, less accumulated
  amortization of $4,026,000 and $3,834,000                       1,231                     1,382
Other assets                                                      2,710                     2,387
                                                            -----------                ----------

                                                           $    138,740              $    140,530
                                                           ------------              ------------
                                                           ------------              ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable                                $     62,721              $    61,522
Accrued liabilities                                               2,401                    2,095
                                                           ------------              -----------
      Total Liabilities                                          65,122                   63,617

Commitments and Contingencies

Shareholders' Equity:
  Common stock, $.01 par value; authorized
      25,000,000 shares; issued and outstanding
      8,286,215 and 8,284,743 shares                                 83                       83
  Capital in excess of par value                                119,735                  119,720
  Distributions in excess of net income                         (46,200)                 (42,890)
                                                           ------------              -----------
      Total Shareholders' Equity                                 73,618                   76,913
                                                           ------------              -----------

                                                           $    138,740              $   140,530
                                                           ------------              -----------
                                                           ------------              -----------

                   See Notes to Consolidated Financial Statements

                MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
               (COLUMNAR DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                Three Months Ended                    Six Months Ended
                                                ------------------                    ----------------
                                                    June 30,                             June 30,
                                                    --------                             --------
                                                  1998        1997                  1998               1997
                                                  ----        ----                  ----               ----
REVENUES:
  Rental income                             $     4,292     $    4,388         $     8,625         $    8,705
  Reimbursement income                            1,249          1,235               2,562              2,474
  Property management and leasing income             56             43                  97                 88
  Other income                                      107            149                 232                336
                                            -----------     ----------         -----------         ----------
  Total Revenues                                  5,704          5,815              11,516             11,603

EXPENSES:
  Real estate taxes                                 711             710              1,471              1,486
  Other property costs                              877            999               1,665              1,877
  Interest expense                                1,329          1,388               2,670              2,800
  Administrative expenses                           303            350                 623                700
  Property management and leasing expenses          281            320                 533                591
  Provision for merger related expenses             293           ----                 376               ----
  Depreciation and amortization                   1,257          1,228               2,495              2,472
                                            -----------     ----------         -----------         ----------
  Total Expenses                                  5,051          4,995               9,833              9,926
                                            -----------     ----------         -----------         ----------

Income Before Equity in
  Earnings of Mid-America Bethal
  Limited Partnership and Gain on Sale of
  Real Estate                                       653            820               1,683              1,677

Equity in Earnings of Mid-America Bethal
   Limited Partnership                              211            262                 476                518
                                            -----------     ----------          ----------         ----------

INCOME FROM OPERATIONS                              864          1,082               2,159              2,195

Gain on Sale of Real Estate                        ----           ----                ----                130
                                            -----------     ----------         -----------         ----------

NET INCOME                                  $       864     $    1,082         $     2,159         $    2,325
                                            -----------     ----------         -----------         ----------
                                            -----------     ----------         -----------         ----------

Weighted Average Shares
  Outstanding During Period                   8,285,713      8,283,759           8,285,391          8,283,419
                                            -----------     ----------          ----------         ----------
                                            -----------     ----------          ----------         ----------

NET INCOME PER COMMON SHARE                 $       .10     $      .13           $     .26         $      .28
                                            -----------     ----------          ----------         ----------
                                            -----------     ----------          ----------         ----------


                           See Notes to Consolidated Financial Statement

      s

                MID-AMERICA REALTY INVESTMENTS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                          (COLUMNAR DOLLARS IN THOUSANDS)

                                                        Six Months Ended June 30,
                                                     -------------------------------
                                                        1998                 1997
                                                     -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $    2,159          $    2,325
  Adjustments:
      Depreciation and amortization                        2,495               2,472
      Gain on Sale of Real Estate                           ----                (130)
      Investment in Mid-America Bethal
        Limited Partnership:
         Equity in earnings                                 (476)               (518)
         Distributions received                              650                 700
      Increase (decrease) in related liabilities             106                 (16)
      Increase in related assets                            (302)               (697)
                                                      ----------          -----------
Net Cash Flows From Operating Activities                   4,632               4,136

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                         ----                 344
  Principal repayments of Notes Receivable                    70                  48
  Additions to property:
      Expansion projects and other capital expenditures     (192)               (199)
      Tenant improvements                                   (199)               (111)
  Payments from Yield Maintenance Agreement                 ----               1,517
  Cash paid for leasing fees                                 (42)                (49)
                                                      -----------         ----------
  Net Cash Flows From Investing Activities                  (363)              1,550

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on short-term debt, net              1,509              (1,763)
  Scheduled principal payments on mortgages                 (310)               (278)
  Dividends paid                                          (5,468)             (3,645)
                                                      ----------          ----------
  Net Cash Flows From Financing Activities                (4,269)             (5,686)
                                                      ----------          ----------

NET CHANGE IN CASH                                          ----                ----

CASH, BEGINNING OF PERIOD                                   ----                ----
                                                      ----------          ----------

CASH, END OF PERIOD                                   $     ----          $     ----
                                                      ----------          ----------
                                                      ----------          ----------

                   See Notes to Consolidated Financial Statements

                        MID-AMERICA REALTY INVESTMENTS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1998

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

     The information furnished herein reflects all adjustments, which consist of normal recurring accruals, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

     Summarized financial information on Mid-America Bethal is as follows:

                                                        June 30, 1998      December 31, 1997
                                                        -------------      -----------------
     BALANCE SHEETS:

     Assets:
          Cash                                            $       756         $        823
          Property, net of depreciation of
             $9,027,000 and $8,471,000                         28,316               28,652
          Other Assets                                            644                  592
                                                          -----------         ------------
                                                          $    29,716         $     30,067
                                                          -----------         ------------
                                                          -----------         ------------

     Liabilities and Partners' Capital:
          Accounts payable and other
             liabilities                                  $       10          $        13
          Partners' capital                                   29,706               30,054
                                                          ----------          -----------
                                                          $   29,716          $    30,067
                                                          ----------          -----------
                                                          ----------          -----------

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                              1998                1997
                                                              ----                ----
     STATEMENTS OF OPERATIONS:
     Total Revenues                                       $     2,222         $     2,282
                                                          -----------         -----------
                                                          -----------         -----------
     Net Income                                           $       951         $     1,035
                                                          -----------         -----------
                                                          -----------         -----------


     EQUITY IN EARNINGS OF MID-AMERICA
          BETHAL RECORDED BY THE COMPANY                  $       476         $       518
                                                          -----------         -----------
                                                          -----------         -----------

C.   MORTGAGES AND NOTES PAYABLE:

     Mortgages and notes payable are comprised of the following:

                                                                     June 30, 1998       December 31, 1997
                                                                     -------------       -----------------
     Mortgages Payable                                                $    49,341           $    49,651
     Working Capital Line of Credit
        ($5,000,000 available at London International Bank
        Offering Rate (LIBOR) plus 2% due July 1999)                        1,715                ----
     Acquisitions Line of Credit
        ($10,000,000 available at LIBOR plus 2% due July 1999)             10,000                10,000
     Acquisitions Line of Credit
        ($15,000,000 available at LIBOR plus 2 1/4% due July 1998)          1,665                 1,871
                                                                     ------------           -----------
                                                                      $    62,721           $    61,522
                                                                      -----------           -----------
                                                                      -----------           -----------


     During July 1998, the Company extended the $15,000,000 acquisition Line of Credit to September 1, 1998 under the same terms and conditions.

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

E.   MERGER TRANSACTION:

     Mid-America Realty Investments, Inc. and Bradley Real Estate, Inc. entered into a Definitive Merger Agreement dated May 30, 1998, pursuant to which Bradley will acquire Mid-America. The Merger and the Merger Agreement were approved by the stockholders of Mid-America at its special meeting of stockholders held on August 5, 1998.

     Pursuant to the terms of the Merger Agreement, each share of Mid-America common stock was exchanged for 0.42 shares of a newly created series of Bradley preferred stock. The new Series A Convertible Preferred Stock will pay an annual dividend equal to 8.4% of the $25.00 liquidation preference and are convertible into shares of Bradley common stock at a conversion price of $24.49 per share. The preferred stock is listed on the New
     York Stock Exchange.

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

At June 30, 1998, the Company had invested approximately 96% of its assets in enclosed malls and neighborhood shopping centers, including the Company's investment in Mid-America Bethal. The remainder of the Company's assets primarily consisted of accounts and notes receivable.

The Company had a debt-to-equity ratio of .85 to 1 at June 30, 1998 compared to .80 to 1 at December 31, 1997, based upon the ratio of mortgages and notes payable to total shareholders' equity. The Company's ratio of debt to total market capitalization was 43% at June 30, 1998 and 42% at December 31, 1997.

RESULTS OF OPERATIONS:

Net income for the six months ended June 30, 1998 was $2,159,000 or $.26 per share compared to $2,325,000 or $.28 per share for the six months ended June 30, 1997, a dollar decrease of $166,000 or 7.1%. Net income for the three months ended June 30, 1998 was $864,000 or $.10 per share, compared to $1,082,000 or $.13 per share for the six months ended June 30, 1997, a decrease of $218,000 or 20%.

The decrease in net income for the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997 was primarily due to approximately $376,000 of costs incurred in 1998 associated with the
Company's Merger Agreement with Bradley Real Estate, Inc.   In addition, the
Company reported a $130,000 gain on sale of real estate during the three months ended March 31, 1997 with no comparable gains recorded in 1998. These items were in part offset by decreases in all other expense items, except Depreciation and Amortization, which was due to the factors discussed below.

RENTAL INCOME:

Rental income for the six and three months ended June 30, 1998 was $8,625,000 and $4,292,000, respectively, compared to $8,705,000 and $4,388,000, respectively, for the six and three months ended June 30, 1997. The decrease is primarily related to a decrease in the percentage rent adjustment recorded during the first six months of 1998 compared to the same period in 1997.

REIMBURSEMENT INCOME:

Reimbursement income for the six and three months ended June 30, 1998 was $2,562,000 and $1,249,000 compared to $2,474,000 and $1,235,000 for the six and three months ended June 30, 1997. This change was attributable to an increase in the year end calculation adjustment of tenants' prorata share of taxes, insurance and common area maintenance costs.

PROPERTY MANAGEMENT AND LEASING INCOME:

Property management and leasing income, which primarily consists of lease and property management fees from properties managed for Mid-America Bethal, was $97,000 and $56,000, respectively, compared to $88,000 and $43,000, respectively, for the six and three months ended June 30, 1997. This increase was attributable to an increase in leasing activities at the Mid-America Bethal properties during the six months ended June 30, 1998 compared to the same period in 1997.

OTHER INCOME:

Other income for the six and three months ended June 30, 1998 was $232,000 and $107,000, respectively, compared to $336,000 and $149,000, respectively, for the six and three months ended June 30, 1997. The decrease was primarily attributable to one time lease buyouts recorded in the first quarter of 1997 coupled with a decrease in temporary tenant income during the six months ended June 30, 1998 compared to the same period in 1997.

OTHER PROPERTY COSTS:

Other property costs for the six and three months ended June 30, 1998 were $1,665,000 and $877,000, respectively, compared to $1,877,000 and $999,000, respectively, for the six and three months ended June 30, 1997, a decrease of $212,000 and $122,000, respectively. The decrease was primarily attributable to a decrease in legal and professional fees related to litigation arising out of the normal course of business during the six months ended June 30, 1997, coupled with the timing of certain repair and maintenance costs.

INTEREST EXPENSE:

Interest expense for the six and three months ended June 30, 1998 was $2,670,000 and $1,329,000, respectively, compared to $2,800,000 and
$1,388,000, respectively, for the six and three months ended June 30, 1997, a decrease of $130,000 and $59,000, respectively. The Company's average total debt was $61,897,304 during the six months ended June 30, 1998 compared to $63,327,000 during the six months ended June 30, 1997. The Company's weighted average cost of funds was 8.7% during the first six months of 1998 compared to 8.8% during the same period of 1997.

ADMINISTRATIVE EXPENSES:

Administrative expenses for the six and three months ended June 30, 1998 were $623,000 and $303,000, respectively, compared to $700,000 and $350,000, respectively, for the six and three months ended June 30, 1997, a decrease of $77,000 and $47,000, respectively. The decrease was primarily attributable to the Company's continuing cost control efforts.

PROPERTY MANAGEMENT AND LEASING EXPENSES:

Property management and leasing expenses for the six and three months ended June 30, 1998 were $533,000 and $281,000, respectively, compared to $591,000 and $320,000, respectively, for the six and three months ended June 30, 1997, a decrease of $58,000 and $39,000. The decrease was primarily attributable to the elimination of one position in the Company's Marketing Department coupled with other improved cost control efforts by the Company.

PROVISION FOR MERGER RELATED EXPENSES:

The Company and Bradley Real Estate, Inc. are parties to a May 30, 1998 Agreement and Plan of Merger. For the six months ended June 30, 1998, approximately $376,000 of costs associated with the merger transaction were included in net income.

FUNDS FROM OPERATIONS:

Management considers Funds from Operations to be the most appropriate measure of the performance of an equity real estate investment trust ("REIT"). The Company defines Funds From Operations as net income before gains/losses from property sales adjusted for non-cash items in the income statement, such as depreciation and amortization. Funds from Operations is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

Funds From Operations for the six and three months ended June 30, 1998 were $5,238,000 and $2,601,000 or $.63 and $.31 per share, respectively, compared to $4,852,000 and $2,399,000 or $.59 and $.29 per share, respectively, for the six and three months ended June 30, 1997.

Funds From Operations is computed as follows:


                                                 Six Months Ended              Three Months Ended
                                                     June 30,                        June 30,
                                               1998            1997            1998          1997
                                            -----------------------          --------------------
                                                    (In Thousands Except Per Share Data)

Net Income                                   $   2,159     $   2,325       $    864    $     1,082
Depreciation and Amortization (1)                2,417         2,381          1,218          1,181
Gain on Sale of Real Estate (2)                   ----          (130)           ----          ----
Provision for Merger Related Expenses              376          ----            293           ----
Investment in Mid-America Bethal:
     Equity in Earnings                           (476)         (518)          (211)          (262)
     Equity in Funds From Operations (3)           762           794            354            398
Other                                              ---           ---             83            ---
                                             ---------      --------       --------       --------

Funds From Operations                        $   5,238      $  4,852       $  2,601       $  2,399
                                             ---------      --------       --------       --------
                                             ---------      --------       --------       --------

--------------------
(1) Depreciation and Amortization for the six months ended June 30, 1998 and 1997, respectively, consisted of real property depreciation of $2,264,000 and $2,219,000, lease fee amortization of $103,000 and $111,000, and intangible amortization of $50,000 and $51,000.

(2) Gain on Sale of Real Estate consists of a $130,000 gain on the sale of two outlot parcels.

(3) Equity in Funds From Operations of Mid-America Bethal for the six months ended June 30, 1998 and 1997, respectively, included real property depreciation of $278,000 and $268,000, and lease fee amortization of $8,300 and $9,000.

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

TENANT AND LEASING INFORMATION:

The following tables set forth information concerning each of the properties that the Company owns directly or has an equity interest in through Mid-America Bethal Limited Partnership:


                                                                       (SQUARE FOOTAGE IN THOUSANDS)

                                                  GROSS LEASABLE AREA           LEASED SPACE (1)                   LEASED%
                                           ---------------------------   ---------------------------   ---------------------------
                                           6/30/98   12/31/97  6/30/97   6/30/98   12/31/97  6/30/97   6/30/98   12/31/97  6/30/97
                                           -------   --------  -------   -------   --------  -------   -------   --------  -------
Mid-America Realty Investments, Inc.:
     Neighborhood shopping centers           1,841     1,812     1,812     1,754     1,726     1,704       95%       95%       94%
     Enclosed malls                            889       889       888       830       833       837       93%       94%       94%
                                            ------    -------  -------    ------    -------   ------   -------    -------   ------
                                             2,730     2,701     2,700     2,584     2,559     2,541       95%       95%       94%
Mid-America Bethal L.P. (2)                    538       538       538       512       498       501       95%       93%       93%
                                            ------    -------  -------    ------    ------    ------   -------    -------  -------
                                             3,268     3,239     3,238     3,096     3,057     3,042       95%       94%       94%
                                            ------    -------  -------    ------    ------    ------   -------    -------  -------
                                            ------    -------  -------    ------    ------    ------   -------    -------  -------

---------------------------------------
(1) Leased space represents the percentage of gross leasable area which is leased to third-party tenants.

(2) The Company owns a 50% partnership interest in Mid-America Bethal Limited Partnership. All information presented is for the entire partnership.

PART II.  OTHER INFORMATION
---------------------------
ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     A.   EXHIBITS

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K

          The Company filed a report dated May 30, 1998 on Form 8-K reporting the Agreement and Plan of Merger between Mid-America Realty Investments, Inc. and Bradley Real Estate, Inc.

          The Company filed a report dated July 22, 1998 on Form 8-K reporting the issuance of a press release announcing second quarter results of operations.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRADLEY REAL ESTATE, INC., SUCCESSOR TO
MID-AMERICA REALTY INVESTMENTS, INC.



/s/  Thomas P. D'Arcy                     Date:      August 12, 1998
-----------------------------------                -------------------
Thomas P. D'Arcy
  Chairman and CEO



/s/  Irving E. Lingo, Jr.                 Date:      August 12, 1998
-----------------------------------                -------------------
Irving E. Lingo, Jr.
  Chief Financial Officer

                                   EXHIBIT INDEX




EXHIBIT             DESCRIPTION                                  PAGE
-------             -----------                                  ----

  27             Financial Data Schedule.......................   16